Form 10-Q
period 1996-06-30
FIRST FEDERAL BANCSHARES OF EAU CLAIRE INC
filed 1996-08-13
CIK 920526

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

- - --------------------------------------------------------------------------------

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended June 30, 1996

                         Commission File Number 0-24148



                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                     WISCONSIN                                                         39-1782733
    -------------------------------------------                         ----------------------------------------
             (State of incorporation)                                     (I.R.S. Employer Identification No.)

               319 EAST GRAND AVENUE
               EAU CLAIRE, WISCONSIN                                                     54701
      ---------------------------------------                         -------------------------------------------
     (Address of principal executive offices)                                          (Zip Code)


                                 (715) 833-7700
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             (1)     Yes  X   No
                                         ---     ---
                             (2)     Yes  X   No
                                         ---     ---

         The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 6,855,379 at July 31, 1996.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996



                               TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
 PART I.      FINANCIAL INFORMATION
 -------      ---------------------

      ITEM 1. FINANCIAL STATEMENTS:

              Consolidated Statements of Financial Condition at June 30, 1996 and December
              31, 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1

              Consolidated Statements of Income for the Three and Six Months Ended June 30,
              1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . .            2

              Consolidated Statements of Shareholders' Equity for the Year Ended December
              31, 1995 and the Six Months Ended June 30, 1996 (unaudited)  . . . . . . . .            3

              Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1996
              and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4

              Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . .            6

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . .           12


 PART II.     OTHER INFORMATION
 --------     -----------------

      ITEM 1. LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           29

      ITEM 2. CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . .           29

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . .           29

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . .           29

      ITEM 5. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           29

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . .           29



 SIGNATURES

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)


                                                                         JUNE 30,                 DECEMBER 31,
                                                                           1996                       1995
                                                                       ------------               ------------
                                                                                   (IN THOUSANDS)
                                   ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  10,628                   $  9,706
Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . .           5,285                      3,761
                                                                        ---------                   --------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .          15,913                     13,467

Longer-term interest-bearing deposits . . . . . . . . . . . . . .             185                        270
Securities available-for-sale (at fair value):
  Investment securities . . . . . . . . . . . . . . . . . . . . .           6,897                      7,007
  Mortgage-related securities . . . . . . . . . . . . . . . . . .         146,881                    116,277
Loans held-for-sale . . . . . . . . . . . . . . . . . . . . . . .          22,007                      3,276
Loans receivable  . . . . . . . . . . . . . . . . . . . . . . . .         485,519                    457,278
Foreclosed properties and repossessed assets  . . . . . . . . . .             147                        322
Office properties and equipment . . . . . . . . . . . . . . . . .           8,629                      7,835
Federal Home Loan Bank stock, at cost . . . . . . . . . . . . . .          11,228                      7,668
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .           9,266                      8,190
                                                                        ---------                   --------
  Total assets  . . . . . . . . . . . . . . . . . . . . . . . . .       $ 706,672                   $621,590
                                                                        =========                   ========

                                  LIABILITIES
Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 377,988                   $368,472
Federal Home Loan Bank advances . . . . . . . . . . . . . . . . .         224,550                    150,950
Advance payments by borrowers for taxes and insurance . . . . . .           1,145                      2,063
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .           5,532                      4,743
                                                                        ---------                   --------
  Total liabilities . . . . . . . . . . . . . . . . . . . . . . .         609,215                    526,228

                         SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 4,000,000 shares;
  none outstanding  . . . . . . . . . . . . . . . . . . . . . . .              --                         --
Common stock, $.01 par value; authorized 12,000,000 shares;
  outstanding 6,855,379 shares  . . . . . . . . . . . . . . . . .              72                         72
Additional paid-in capital  . . . . . . . . . . . . . . . . . . .          70,740                     70,652
Unearned ESOP compensation  . . . . . . . . . . . . . . . . . . .          (3,305)                    (3,680)
Unearned BIP compensation . . . . . . . . . . . . . . . . . . . .          (2,130)                    (2,691)
Treasury stock, at cost - 360,809 shares  . . . . . . . . . . . .          (4,691)                    (4,691)
Net unrealized holding gain (loss) on securities
  available-for-sale  . . . . . . . . . . . . . . . . . . . . . .             (15)                     1,028
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .          36,786                     34,672
                                                                        ---------                   --------
  Total shareholders' equity  . . . . . . . . . . . . . . . . . .          97,457                     95,362
                                                                        ---------                   --------
  Total liabilities and shareholders' equity  . . . . . . . . . .       $ 706,672                   $621,590
                                                                        =========                   ========




     See accompanying Notes to Unaudited Consolidated Financial Statements.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                THREE MONTHS                   SIX MONTHS
                                                               ENDED JUNE 30,                ENDED JUNE 30,
                                                            ---------------------        ----------------------
                                                              1996         1995             1996        1995
                                                            --------    ---------        -------      ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans . . . . . . . . . . . . . . . . . . . . . . . .     $  9,812    $   7,895        $  19,094    $ 14,933
  Mortgage-related securities . . . . . . . . . . . . .        2,517        1,390            4,851       2,577
  Investment securities . . . . . . . . . . . . . . . .          282          317              526         612
  Interest-bearing deposits . . . . . . . . . . . . . .           25           14               63          29
                                                            --------    ---------        ---------    ---------
    Total interest income . . . . . . . . . . . . . . .       12,636        9,616           24,534      18,151

INTEREST EXPENSE:
  Deposits  . . . . . . . . . . . . . . . . . . . . . .        4,360        3,470            8,722       6,758
  Borrowings  . . . . . . . . . . . . . . . . . . . . .        2,927        1,729            5,421       2,816
                                                            --------    ---------        ---------    --------
    Total interest expense  . . . . . . . . . . . . . .        7,287        5,199           14,143       9,574
                                                            --------    ---------        ---------    --------
Net interest income . . . . . . . . . . . . . . . . . .        5,349        4,417           10,391       8,577
Provision for loan losses . . . . . . . . . . . . . . .          (34)         (83)              98          21
                                                            --------    ---------        ---------    ---------
  Net interest income after provision
    for loan losses . . . . . . . . . . . . . . . . . .        5,383        4,500           10,293       8,556

NON-INTEREST INCOME:
  Service charges on deposits . . . . . . . . . . . . .          184          149              359         290
  Service fees on loans sold  . . . . . . . . . . . . .          163          181              334         364
  Net gain (loss) on loans held-for-sale  . . . . . . .         (162)         173             (431)        486
  Net gain on mortgage-related securities . . . . . . .           --          211               --         301
  Net gain on investment securities . . . . . . . . . .           --           --               11          --
  Brokerage commission income . . . . . . . . . . . . .           87           70              179         146
  Other . . . . . . . . . . . . . . . . . . . . . . . .           80          248              180         336
                                                            --------    ---------        ---------    --------
    Total non-interest income . . . . . . . . . . . . .          352        1,032              632       1,923

NON-INTEREST EXPENSE:
  Compensation and other employee benefits  . . . . . .        1,805        1,517            3,722       2,861
  Federal insurance premiums  . . . . . . . . . . . . .          212          173              418         346
  Data processing . . . . . . . . . . . . . . . . . . .          179          123              364         247
  Occupancy . . . . . . . . . . . . . . . . . . . . . .          178          136              395         282
  Furniture and equipment . . . . . . . . . . . . . . .          154          111              343         212
  Other . . . . . . . . . . . . . . . . . . . . . . . .          848          674            1,647       1,355
                                                            --------    ---------        ---------    --------
    Total non-interest expense  . . . . . . . . . . . .        3,376        2,734            6,889       5,303
                                                            --------    ---------        ---------    --------
Income before income taxes  . . . . . . . . . . . . . .        2,359        2,798            4,036       5,176
Income taxes  . . . . . . . . . . . . . . . . . . . . .          819        1,100            1,375       2,051
                                                            --------    ---------        ---------    --------
  Net income  . . . . . . . . . . . . . . . . . . . . .     $  1,540    $   1,698        $   2,661    $  3,125
                                                            ========    =========        =========    ========

Primary earnings per share  . . . . . . . . . . . . . .     $   0.24    $    0.25        $    0.41    $   0.46
Fully-diluted earnings per share  . . . . . . . . . . .         0.24         0.25             0.41        0.46



     See accompanying Notes to Unaudited Consolidated Financial Statements.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)


                                                               ADDITIONAL     UNEARNED         UNEARNED     TREASURY       NET
                                                     COMMON      PAID-IN        ESOP             BIP         STOCK,    UNREALIZED
                                                      STOCK      CAPITAL    COMPENSATION     COMPENSATION   AT COST   GAINS/LOSSES
                                                      -----      -------    ------------     ------------   -------   ------------
                                                                                    (IN THOUSANDS)
Balances at December 31, 1994 . . . . . . . . . .    $   72      $70,531      $ (4,412)        $     --    $     --      $   (814)
Net income  . . . . . . . . . . . . . . . . . . .        --           --            --               --          --            --
Cash dividends  . . . . . . . . . . . . . . . . .        --           --            --               --          --            --
Amortization of unearned ESOP  compensation . . .        --          121           732               --          --            --
Purchase of common stock  for the BIP, net of
    deferred income tax benefit of $207 . . . . .        --           --            --           (3,568)         --            --
Amortization of unearned BIP compensation . . . .        --           --            --              877          --            --
Purchase of treasury stock  . . . . . . . . . . .        --           --            --               --      (4,691)           --
Net change in unrealized holding gain
   on securities available-for-sale,
   net of deferred income taxes of $1,060 . . . .        --           --            --               --          --         1,842
                                                      -----      -------      --------         --------    --------      --------
Balances at December 31, 1995 . . . . . . . . . .        72       70,652        (3,680)          (2,691)     (4,691)        1,028
Net income  . . . . . . . . . . . . . . . . . . .        --           --            --               --          --            --
Cash dividends  . . . . . . . . . . . . . . . . .        --           --            --               --          --            --
Amortization of unearned ESOP compensation  . . .        --           88           375               --          --            --
Amortization of unearned BIP compensation . . . .        --           --            --              561          --            --
Net change in unrealized holding loss on
  securities available-for-sale, net of
  deferred income tax benefit of $550                     --          --            --               --          --        (1,043)
                                                      ------      -------      --------         --------
Balances at June 30, 1996 . . . . . . . . . . . .     $   72      $70,740     $ (3,305)        $ (2,130)   $ (4,691)     $    (15)
                                                      ======      =======     ========         ========    ========      ========




                                                        RETAINED
                                                        EARNINGS     TOTAL
                                                       ---------  ---------
Balances at December 31, 1994 . . . . . . . . . .      $ 29,358   $  94,735
Net income  . . . . . . . . . . . . . . . . . . .         5,944       5,944
Cash dividends  . . . . . . . . . . . . . . . . .          (319)       (319)
Amortization of unearned ESOP  compensation . . .            --         853
Purchase of common stock  for the BIP, net of
    deferred income tax benefit of $207 . . . . .          (311)     (3,879)
Amortization of unearned BIP compensation . . . .            --         877
Purchase of treasury stock  . . . . . . . . . . .            --      (4,691)
Net change in unrealized holding gain
   on securities available-for-sale,
   net of deferred income taxes of $1,060 . . . .            --       1,842
                                                      ---------   ---------
Balances at December 31, 1995 . . . . . . . . . .        34,672      95,362
Net income  . . . . . . . . . . . . . . . . . . .         2,661       2,661
Cash dividends  . . . . . . . . . . . . . . . . .          (768)       (768)
Amortization of unearned ESOP compensation  . . .           221         684
Amortization of unearned BIP compensation . . . .            --         561
Net change in unrealized holding loss on
  securities available-for-sale, net of
  deferred income tax benefit of $550                        --      (1,043)
                                                      ---------   ---------
Balances at June 30, 1996 . . . . . . . . . . . .      $ 36,786   $  97,457
                                                      =========   =========




     See accompanying Notes to Unaudited Consolidated Financial Statements.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                      SIX MONTHS
                                                                                    ENDED JUNE 30,
                                                                        ------------------------------------
                                                                           1996                      1995
                                                                        ---------                  ---------
                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   2,661                   $  3,125
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
  Provisions for loan losses  . . . . . . . . . . . . . . . . . .              98                         21
  Net gain on sales of foreclosed properties  . . . . . . . . . .              (7)                        (5)
  Net loss (gain) on loans held-for-sale  . . . . . . . . . . . .             431                       (486)
  Net gain on securities  . . . . . . . . . . . . . . . . . . . .             (11)                      (301)
  Provisions for depreciation . . . . . . . . . . . . . . . . . .             295                        180
  Net amortization of premiums (discounts) on investment
    and mortgage-related securities . . . . . . . . . . . . . . .              12                         (7)
  Amortization of intangibles . . . . . . . . . . . . . . . . . .             174                        --
  Loans originated for sale . . . . . . . . . . . . . . . . . . .         (21,385)                    (3,713)
  Proceeds from sales of loans  . . . . . . . . . . . . . . . . .           2,223                      5,829
  Amortization of unearned ESOP compensation  . . . . . . . . . .             684                        394
  Amortization of unearned BIP compensation . . . . . . . . . . .             561                         --
  Increase (decrease) in current and deferred income taxes  . . .              44                       (989)
  Increase in interest receivable . . . . . . . . . . . . . . . .            (534)                      (887)
  Increase in interest payable  . . . . . . . . . . . . . . . . .             401                        587
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             173                      1,675
                                                                        ---------                   --------
    Net cash provided (used) by operating activities  . . . . . .         (14,180)                     5,423

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities
  held to maturity  . . . . . . . . . . . . . . . . . . . . . . .              92                        305
Proceeds from calls of investment securities
  available-for-sale  . . . . . . . . . . . . . . . . . . . . . .           2,000                         --
Purchases of investment securities available-for-sale . . . . . .          (1,990)                        --
Purchases of mortgage-related securities available-for-sale . . .         (40,262)                   (44,585)
Proceeds from sales of mortgage-related securities
  available-for-sale  . . . . . . . . . . . . . . . . . . . . . .              --                     11,026
Principal repayments on mortgage-related securities . . . . . . .           8,162                      2,648
Purchase of Federal Home Loan Bank stock  . . . . . . . . . . . .          (3,560)                    (3,257)
Increase in loans receivable  . . . . . . . . . . . . . . . . . .         (27,789)                   (40,334)
Purchases of loans  . . . . . . . . . . . . . . . . . . . . . . .            (692)                   (17,407)
Proceeds from sales of foreclosed properties  . . . . . . . . . .             324                        173
Net purchases of office properties and equipment  . . . . . . . .          (1,089)                      (800)
                                                                        ---------                   ---------
    Net cash used by investing activities . . . . . . . . . . . .         (64,804)                   (92,231)




     See accompanying Notes to Unaudited Consolidated Financial Statements.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

                                  (UNAUDITED)


                                                                                        SIX MONTHS
                                                                                       ENDED JUNE 30,
                                                                             ----------------------------------
                                                                               1996                     1995
                                                                             --------                 ---------
                                                                                       (IN THOUSANDS)
FINANCING ACTIVITIES:
Net increase in deposits  . . . . . . . . . . . . . . . . . . . .            $  9,516                 $    951
Net increase in short-term Federal Home Loan Bank advances  . . .              73,600                   51,700
Borrowings under long-term Federal Home Loan Bank advances  . . .                  --                   37,000
Decrease in advance payments by
  borrowers for taxes and insurance . . . . . . . . . . . . . . .                (918)                    (747)
Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . .                (768)                      --
Purchase of treasury stock  . . . . . . . . . . . . . . . . . . .                  --                   (2,764)
                                                                             --------                 --------
Net cash provided by financing activities . . . . . . . . . . . .              81,430                   86,140
                                                                             --------                 --------
Increase (decrease) in cash and cash equivalents  . . . . . . . .               2,446                     (668)
Cash and cash equivalents at beginning of period  . . . . . . . .              13,467                    8,546
                                                                             --------                 --------
Cash and cash equivalents at end of period  . . . . . . . . . . .            $ 15,913                 $  7,878
                                                                             ========                 ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid or credited to accounts during the period for:
  Interest paid on deposits . . . . . . . . . . . . . . . . . . .            $  8,595                 $  6,624
  Interest paid on borrowings . . . . . . . . . . . . . . . . . .               5,147                    2,363
  Income taxes paid, net of refunds . . . . . . . . . . . . . . .               1,170                    3,062
Non-cash investing activities:
  Loans receivable transferred to foreclosed properties
    and repossessed assets  . . . . . . . . . . . . . . . . . . .                 142                      345





     See accompanying Notes to Unaudited Consolidated Financial Statements.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       PRINCIPLES OF CONSOLIDATION

         The unaudited consolidated financial statements include the accounts of First Federal Bancshares of Eau Claire, Inc. (the "Company"), and its wholly-owned subsidiary, First Federal Bank of Eau Claire, F.S.B. (the "Bank") and the Bank's wholly-owned subsidiaries, First Eau Claire Investments, Inc. ("FECI") and First Service Corporation of Eau Claire, Inc. ("FSC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

2.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

3.       PER SHARE DATA

         Earnings per share of common stock for the three months and six months ended June 30, 1996 and June 30, 1995 have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Book value per share of common stock at June 30, 1996 and December 31, 1995 has been determined by dividing total shareholders' equity by the number of shares of common stock outstanding at the respective dates. Stock options and First Federal Bank of Eau Claire, F.S.B. Incentive Plan and Trust (the "BIP") shares are regarded as common stock equivalents and are, therefore, considered in the computation of earnings per share using the treasury stock method.

         The computation of earnings per common share is as follows:

                                                                THREE MONTHS                   SIX MONTHS
                                                               ENDED JUNE 30,                ENDED JUNE 30,
                                                            ---------------------        ----------------------
                                                              1996         1995             1996        1995
                                                            --------    ----------       ---------    ---------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income for the period . . . . . . . . . . . . . . .    $   1,540    $   1,698        $   2,661    $   3,125
                                                           =========    =========        =========    =========
Primary earnings per common share:
  Weighted average common shares
    outstanding during period   . . . . . . . . . . . .    6,250,682    6,782,871        6,229,504    6,783,157
  Net effect of dilutive stock
    options and BIP shares  . . . . . . . . . . . . . .      195,990        9,036          187,144        4,574
                                                            --------    ---------        ---------     --------


                                                           6,446,672    6,791,907        6,416,648    6,787,731
                                                           =========    =========        =========    =========
Primary earnings per common shares  . . . . . . . . . .    $    0.24    $    0.25        $    0.41    $    0.46

Fully-diluted earnings per common share:
  Weighted average common shares
    outstanding during period   . . . . . . . . . . . .    6,250,682    6,782,871        6,229,504    6,783,157
  Net effect of dilutive stock
    options and BIP shares  . . . . . . . . . . . . . .      223,051       18,977          234,925        9,611
                                                            --------    ---------        ---------     --------


                                                           6,473,733    6,801,848        6,464,429    6,792,768
                                                           =========    =========        =========    =========
Fully-diluted earnings per common share . . . . . . . .    $    0.24    $    0.25        $    0.41    $    0.46

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

         The computation of book value per common share is as follows:


                                                                JUNE 30, 1996            DECEMBER 31, 1995
                                                                -------------            -----------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Common shares outstanding at
   the end of the period (1)  . . . . . . . . . . . . . .        6,855,379                  6,855,379
Total shareholders' equity at the end of the period . . .         $ 97,457                   $ 95,362
Book value per common share . . . . . . . . . . . . . . .          $ 14.22                    $ 13.91

- - -------------------------------------

(1) Includes as outstanding all shares owned by the First Federal Bank of Eau Claire, F.S.B. Employee Stock Ownership Plan (the "ESOP") and the BIP.


4.       ACCOUNTING CHANGES

         Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan
- - - Income Recognition and Disclosures." SFAS No. 114 and No. 118 require that impaired loans be measured at the present value of expected future cash flows discounted at the loan's initial effective interest rate, or as a practical expedient, at the loan's observative market price or the fair value of the collateral if the loan is collateral dependent. Homogeneous loans, such as one- to four-family residential loans and one- to four-family construction loans and most categories of consumer loans, are excluded from this requirement. SFAS No. 118 eliminates the provisions in SFAS No. 114 that describe how a creditor should report interest income on an impaired loan and allows a creditor to use existing methods to recognize, measure and display interest income on an impaired loan. The effect of the adoption of SFAS No.
114 and No. 118 as of January 1, 1995, was not material to the financial statements and, as such, has not been separately disclosed. The evaluation of collateral values and expected cash flows is inherently subjective as it requires material estimates involving the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

         Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed of." SFAS No. 121 addresses the accounting for the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. The effect of the adoption of SFAS No. 121 as of January 1, 1996 was not material to the financial statements and, as such, has not been separately disclosed.

         Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting For Mortgage Servicing Rights, an Amendment of SFAS No. 65." SFAS No. 122 requires the cost of originating mortgage servicing rights to be capitalized separately from the cost of originating a loan when a definitive plan to sell or securitize loans and retain the mortgage servicing rights exists. Once recorded, mortgage servicing rights are amortized in proportion to expected net servicing income. As a result of the adoption of SFAS No. 122, during the three months and six months ended June 30, 1996, the Company capitalized mortgage servicing rights of $40,000 and $164,000, respectively, upon the sale or securitization of mortgage loans with mortgage servicing rights retained.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

         Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting For Stock-Based Compensation." The statement encourages, but does not require, companies to recognize compensation cost related to stock compensation such as stock options and awards based on the fair value of the award at the date of grant and amortize this amount to expense over the service period, which is usually the vesting period. The Company currently recognizes compensation expense under the intrinsic value method, whereby compensation expense is determined as the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The statement requires that the financial statements include certain disclosures about stock-based employee compensation arrangements. The Company chose not to adopt the fair value method of expense recognition for stock-based compensation awards. As such, SFAS No. 123 will have no effect on current or future reported earnings of the Company. Rather, the effects of the fair value method on the Company's earnings will be disclosed on a pro forma basis, as permitted by SFAS No. 123.

5.       SECURITIES

         The amortized cost and estimated fair values of the Company's available-for-sale securities are as follows:


                                                                            GROSS UNREALIZED      ESTIMATED
                                                            AMORTIZED   -----------------------     FAIR
                                                               COST       GAINS        LOSSES       VALUE
                                                           ------------ ---------    ----------   ---------
                                                                            (IN THOUSANDS)
AT JUNE 30, 1996:
  Investment securities:
    U.S. Government and agency securities . . . . . . .    $  5,814       $   78      $    5     $   5,887
    FHLMC preferred stock . . . . . . . . . . . . . . .       1,000           10          --         1,010
                                                            -------        -----       -----      --------
      Total investment securities . . . . . . . . . . .       6,814           88           5         6,897
  Mortgage-related securities:
    Mortgage-backed securities  . . . . . . . . . . . .      15,963          252          84        16,131
    Adjustable rate mortgage loan mutual fund . . . . .      11,838           --         331        11,507
    Collateralized mortgage obligations and REMICs  . .     119,156        1,144       1,112       119,188
    Collateralized mortgage obligation
      residual interest . . . . . . . . . . . . . . . .          55           --          --            55
                                                           --------       ------       -----      --------
        Total mortgage-related securities . . . . . . .     147,012        1,396       1,527       146,881
                                                            -------        -----      ------       -------
                                                           $153,826       $1,484      $1,532      $153,778
                                                           ========       ======      ======      ========
AT DECEMBER 31, 1995:
  Investment securities:
    U.S. Government and agency securities . . . . . . .    $  5,826       $  146      $   --     $   5,972
    FHLMC preferred stock . . . . . . . . . . . . . . .       1,000           35          --         1,035
                                                             ------        -----       -----      --------
      Total investment securities . . . . . . . . . . .       6,826          181          --         7,007
  Mortgage-related securities:
      Mortgage-backed securities  . . . . . . . . . . .      16,614          459          37        17,036
      Adjustable rate mortgage loan mutual fund . . . .      11,506           --         273        11,233
      Collateralized mortgage obligations and REMICs  .      86,732        1,362         147        87,947
      Collateralized mortgage obligation
       residual interest  . . . . . . . . . . . . . . .          61           --          --            61
                                                           --------       ------       -----      --------
        Total mortgage-related securities . . . . . . .     114,913        1,821         457       116,277
                                                            -------        -----        ----       -------
                                                           $121,739       $2,002       $ 457      $123,284
                                                           ========       ======       =====      ========

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

6.       LOANS RECEIVABLE

         Loans receivable are summarized as follows:

                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   1996             1995
                                                                               ------------    ---------------
                                                                                       (IN THOUSANDS)
RESIDENTIAL REAL ESTATE LOANS:
  One- to four-family . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  385,758       $  360,169
  Construction  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,459           21,784
                                                                                ----------       ----------
     Total residential real estate loans  . . . . . . . . . . . . . . . . .        408,217          381,953

NON-RESIDENTIAL AND OTHER REAL ESTATE LOANS:
  Multi-family  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,082            5,937
  Commercial  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,838            3,654
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,974            2,388
  Construction and development  . . . . . . . . . . . . . . . . . . . . . .          7,057            7,263
                                                                                ----------       ----------
     Total non-residential and other real estate loans  . . . . . . . . . .         18,951           19,242

CONSUMER LOANS:
  Home equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,289           28,321
  Education                                                                         19,252           19,014
  Automobile  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,631           15,855
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,704            5,105
                                                                                ----------       ----------
     Total consumer loans . . . . . . . . . . . . . . . . . . . . . . . . .         72,876           68,295
                                                                                ----------       ----------
     Gross loans receivable . . . . . . . . . . . . . . . . . . . . . . . .        500,044          469,490

LESS:
  Undisbursed loan proceeds . . . . . . . . . . . . . . . . . . . . . . . .         12,302            9,731
  Deferred loan fees and discounts  . . . . . . . . . . . . . . . . . . . .          1,367            1,699
  Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . . .            856              782
                                                                                ----------       ----------
                                                                                    14,525           12,212
                                                                                ----------       ----------
                                                                                $  485,519       $  457,278
                                                                                ==========       ==========

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

7.       SHAREHOLDERS' EQUITY

         Under federal law and regulations, the Bank is required to meet certain tangible, core and risk-based capital requirements. Tangible capital generally consists of shareholders' equity minus certain intangible assets. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address credit risk related to both recorded and off-balance sheet commitments and obligations and are a ratio of shareholder's equity plus general allowances for losses as compared to risk-weighted assets.

         The following table summarizes the Bank's capital and ratios and the capital and ratios required by the Office of Thrift Supervision ("OTS"):

                                                                 TANGIBLE           CORE          RISK-BASED
                                                                  CAPITAL          CAPITAL          CAPITAL
                                                                  -------          -------          -------
                                                                          (DOLLARS IN THOUSANDS)
AT JUNE 30, 1996:
    Bank capital  . . . . . . . . . . . . . . . . . . . . .      $69,531          $69,531          $69,531
    Add: Net unrealized holding loss on securities
             available-for-sale   . . . . . . . . . . . . .           15               15               15
    Less: Non-qualifying intangibles  . . . . . . . . . . .       (3,825)          (3,825)          (3,825)
    Add: General allowance for losses   . . . . . . . . . .           --               --              816
                                                                --------         --------           ------
                                                                  65,721           65,721           66,537
    Required regulatory capital   . . . . . . . . . . . . .       10,536           21,072           26,200
                                                                 -------          -------          -------
      Excess  . . . . . . . . . . . . . . . . . . . . . . .      $55,185          $44,649          $40,337
                                                                 =======          =======          =======
    Bank capital ratios   . . . . . . . . . . . . . . . . .         9.36%            9.36%           20.32%
    Required regulatory ratios  . . . . . . . . . . . . . .         1.50             3.00             8.00
                                                                   -----            -----            -----
      Excess  . . . . . . . . . . . . . . . . . . . . . . .         7.86%            6.36%           12.32%
                                                                   =====            =====            =====

AT DECEMBER 31, 1995:
    Bank capital  . . . . . . . . . . . . . . . . . . . . .      $67,663          $67,663          $67,663
    Less: Net unrealized holding gain on securities
             available-for-sale   . . . . . . . . . . . . .       (1,028)          (1,028)          (1,028)
            Non-qualifying intangibles  . . . . . . . . . .       (3,999)          (3,999)          (3,999)
    Add: General allowance for losses   . . . . . . . . . .           --               --              767
                                                                 -------          -------           ------
                                                                  62,636           62,636           63,403
    Required regulatory capital   . . . . . . . . . . . . .        9,249           18,498           23,475
                                                                 -------          -------          -------
      Excess  . . . . . . . . . . . . . . . . . . . . . . .      $53,387          $44,138          $39,928
                                                                 =======          =======          =======
    Bank capital ratios   . . . . . . . . . . . . . . . . .        10.16%           10.16%           21.61%
    Required regulatory ratios  . . . . . . . . . . . . . .         1.50             3.00             8.00
                                                                   -----            -----            -----
      Excess  . . . . . . . . . . . . . . . . . . . . . . .         8.66%            7.16%           13.61%
                                                                   =====            =====            =====

         Under amendments to the risk-based capital requirement adopted by the OTS in August 1993, the effective date of which still has not yet been determined, the Bank will be required to deduct from its risk-based capital an amount equal to 50% of its interest-rate risk exposure, as defined, multiplied by the market value of its assets. Management believes that even though it would be classified as an institution with a greater than "normal" level of interest rate risk under OTS regulations, it presently has sufficient capital to meet the additional capital requirement.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

8.       ACQUISITION

         In July 1995, the Company acquired certain assets and assumed $55.5 million of deposits of five banking offices (one of which was subsequently closed) located in west central Wisconsin (the "Branch Acquisitions"). The assets acquired included the branch real estate, if owned, or the assignment of the lease, if leased, furniture, fixtures and equipment, cash and a minimal amount of loans. The fair value of the deposits assumed exceed the fair value of the assets acquired by $4.2 million. This acquisition has been accounted for as a purchase and, accordingly, the results of operations of the acquired branches have been included in the Company's financial statements since the acquisition date.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         First Federal Bancshares of Eau Claire, Inc. (the "Company"), a Wisconsin corporation, is a holding company which owns all of the issued and outstanding stock of First Federal Bank of Eau Claire, F.S.B. (the "Bank"), a federally chartered stock savings bank. In this discussion and analysis, reference to the operations and financial condition of the Company includes the operations and financial condition of the Bank.

         The Company's business currently consists principally of the business of the Bank. The Bank's principal business consists of attracting deposits from the general public, originating mortgage loans principally to finance the purchase and/or construction of residential dwellings and originating various types of consumer loans. Through its wholly-owned subsidiary, First Service Corporation of Eau Claire, Inc. ("FSC"), the Bank offers a wide range of credit-related life, accident and disability insurance, and also provides commissioned brokerage services for the sale of stocks, bonds, tax-deferred annuities, mutual funds and other securities. The Bank derives its income primarily from interest earned on loans and mortgage-backed and related securities (collectively, "mortgage-related securities"), and to a lesser extent, from interest earned on investments, gains on loans held-for-sale and securities, fees received in connection with the origination of loans, loan servicing and service charges on deposits, mortgage loans and other services. Expenses consist primarily of interest paid on deposits and borrowed funds and non-interest expenses. The Bank is regulated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC") and its deposits are issued up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the FDIC. The Bank also is a member of the Federal Home Loan Bank system.

         The earnings of the Company depend primarily on net interest income, which is the difference between interest earned on interest- earning assets, consisting primarily of mortgage and consumer loans, mortgage-related securities and other investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and advances from the Federal Home Loan Bank of Chicago ("FHLB- Chicago"). Net interest income is a function of the Company's "interest rate spread," which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest- earning assets as compared to the average balance of interest-bearing liabilities. The Company's operating results also are affected by the amount of its non-interest income, including loan servicing and loan related fees, gains and losses on loans held-for-sale, mortgage-related securities and other investment securities, as well as transactional and other fee income. The Company's non-interest expense consists principally of employee compensation, occupancy expenses and federal deposit insurance premiums. The Company's operating results are significantly affected by general economic and competitive conditions, most particularly the changes in market interest rates, government policies and actions by regulatory authorities.

REGULATORY DEVELOPMENTS RELATED TO DEPOSIT INSURANCE

         Deposits of the Bank currently are insured by the FDIC under the SAIF, which is significantly underfunded for a number of reasons. In November, 1995, the FDIC modified the assessment rate schedule for all commercial banks and state-chartered savings banks whose deposits are insured under the Bank Insurance Fund ("BIF"), approving a premium schedule ranging from 0% (i.e., whereby such institutions will be subject only to a $2,000 statutory minimum premium) to 0.27% of deposits, depending on the institution's risk-based premium category. Based on these assessment rate modifications, effective January 1996, BIF member institutions pay, on the average, 0.29 cents per $100 of deposits, while the average SAIF member pays 23.4 cents per $100 of deposits. As a result of the new assessment rate provisions, SAIF member institutions have been placed at a competitive disadvantage based on higher deposit insurance premium obligations.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Congress is currently evaluating various proposals and bills concerning the premium differential between the FDIC's BIF and SAIF funds and related matters. One of the elements present in the current proposal calls for a one-time assessment of approximately 85 to 90 cents per $100 of SAIF deposits as of March 31, 1995 in order to recapitalize the SAIF. If this should become law, the Bank would incur a one-time charge of approximately $2.5 million, with a net after tax impact of $1.5 million. It is anticipated that FDIC premium expense would then be reduced in future periods. Proposals under consideration also address related issues, including (i) providing that certain bond obligations be borne by all insured depository institutions (rather than solely by the SAIF); (ii) the merger of the SAIF and BIF (with the requirement that savings associations convert to bank charters); and (iii) repealing the bad debt reserve accounting method currently available to thrift savings associations such as the Bank, with provisions for avoidance of recapture for certain bad debt reserves and deferred recapture for other such reserves. The Bank is unable to predict when or whether any of the foregoing legislation will be enacted, the amount or applicable retroactive date of any one-time assessment, or the rates that might subsequently apply to assessable SAIF deposits; however, management anticipates that the Bank, after consideration of the one-time assessment, would continue to exceed all regulatory minimum capital levels. Further, management does not anticipate that any of the current legislative proposals, if enacted, would have a material impact on the Company's financial condition in future periods.

CHANGES IN FINANCIAL CONDITION

         General. The Company's total assets increased $85.1 million, or 13.7%, to $706.7 million at June 30, 1996, compared to $621.6 million at December 31, 1995. The funds were primarily invested in mortgage-related securities which increased by $30.6 million and loans, including loans held-for-sale, which increased by $47.0 million during the six months ended June 30, 1996. The increase was primarily funded by an increase in FHLB-Chicago advances of $73.6 million to $224.6 million at June 30, 1996, from $151.0 million at December 31, 1995.

         Cash. Cash increased by $922,000 to $10.6 million at June 30, 1996 compared to $9.7 million at December 31, 1995. The increase was due to fluctuations in cash balances experienced in conducting ordinary banking activities.

         Investment Securities. Investment securities, including securities available-for-sale, federal funds sold, longer-term interest- bearing deposits and Federal Home Loan Bank stock, increased $4.9 million to $23.6 million at June 30, 1996 compared to $18.7 million at December 31, 1995. The increase was primarily due to the increased level of federal funds sold of $1.5 million, and the purchase of additional FHLB-Chicago stock of $3.6 million. The FHLB-Chicago requires members to own FHLB-Chicago stock in an amount at least equal to 5% of the amount borrowed.

         Mortgage-Related Securities. Mortgage-related securities, all of which were available-for-sale at June 30, 1996 and December 31, 1995, increased $30.6 million to $146.9 million, or 20.8% of total assets, at June 30, 1996 compared to $116.3 million, or 18.7% of total assets at December 31, 1995. The increase in the Company's mortgage-related securities portfolio was primarily the result of the Company's leveraging strategy whereby proceeds from additional FHLB-Chicago advances were used to purchase additional
mortgage-related securities.   The Company purchased $40.3 million of
mortgage-related securities during the six months ended June 30, 1996, which consisted primarily of collateralized mortgage obligations ("CMOs") and REMICs. These purchases included $12.8, million of short-to-medium term fixed rate mortgage-related securities, all of which were private issue securities and $27.5 million of such securities with periodic interest rate adjustment features, of which $24.0 million were private issue securities. When purchased by the Company, private issue securities have credit ratings of AA or better and meet the Federal Financial Institution's Examination Council definition of low-risk securities. At June 30, 1996, none of the credit ratings of any of the private issue securities in the Company's portfolio had been downgraded since the date of purchase. These purchases were partially offset by $8.2 million of principal repayments. The increase in mortgage-related securities was funded by additional short-term FHLB-Chicago advances.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Loans Receivable and Loans Held-For-Sale. Total loans, including loans held-for-sale, increased $47.0 million to $507.5 million at June 30, 1996 compared to $460.5 million at December 31, 1995. One- to four-family residential real estate loans, which is the Company's primary lending activity, increased by $44.3 million to $407.8 million at June 30, 1996. Most of the increase consisted of loan originations, which continued to be strong during the six months ended June 30, 1996. This increase reflects the Company's continued emphasis on this type of lending and an effort to increase its share of the market. The Company retains in its loan portfolio all adjustable rate mortgage loans and certain fixed rate mortgage loans. The Company generally sells longer term fixed rate residential mortgage loans as part of its overall interest rate risk management strategy.

         Deposits. Deposits increased by $9.5 million to $378.0 million at June 30, 1996 compared to $368.5 million at December 31, 1995. Deposits are the Company's primary source of funds for lending and other investment purposes. The level of deposits is heavily influenced by factors such as the general level of short and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities, such as money market mutual funds. The weighted average nominal interest rate on deposits decreased by ten basis points during the six months ended June 30, 1996 to 4.65% at June 30, 1996, compared to 4.75% at December 31, 1995 as a result of the acquisition of certificates of deposit in 1996 at rates lower than those maturing in 1996. The Company currently does not solicit brokered deposits as a source of funds; however, management of the Company may evaluate opportunities to acquire brokered deposits in the future.

         Borrowed Funds. FHLB-Chicago advances increased by $73.6 million to $224.6 million at June 30, 1996 compared to $151.0 million at December 31, 1995. The increase in the Company's FHLB-Chicago advances was primarily the result of the Company's strategy to leverage its capital base by using the proceeds from additional FHLB-Chicago advances to originate and purchase additional loans and mortgage-related securities. The proceeds from these short-term advances were used to purchase longer term fixed and adjustable rate CMOs and REMICs and originate and purchase additional loans. In a rising rate environment, such short term borrowings present the risk that upon maturity dates, the interest rate on these borrowings may increase. The weighted average interest rate on borrowed funds decreased by 19 basis points to 5.63% at June 30, 1996, compared to 5.82% at December 31, 1995, as a result of the decrease in market interest rates on short-term advances. In future periods, the Company intends to continue to leverage its increased capital base by using the proceeds from additional FHLB-Chicago advances to originate and purchase additional loans and mortgage-related securities.

         The Bank is required to maintain unencumbered one- to four-family first mortgage loans, mortgage-related securities or U.S. Treasury and agency obligations in its portfolio based on a borrowing to collateral ratio that ranges from 60% of amortized cost to 90% of fair market value. In addition, these advances are collateralized by all FHLB stock owned by the Bank. At June 30, 1996, the Bank's total line of credit available with the FHLB-Chicago, which is limited to approximately 35% of total assets less borrowings from other sources, was approximately $247 million.

         Shareholders' Equity. Shareholders' equity increased by $2.1 million during the six months ended June 30, 1996 to $97.5 million at June 30, 1996, compared to $95.4 million at December 31, 1995. The increase in shareholders' equity was due to the combined effects of $2.7 million of net income, $684,000 for the amortization of unearned ESOP compensation and $561,000 for the amortization of unearned BIP compensation, partially offset by payment of cash dividends of $768,000 and a $1.0 million increase of net unrealized holding losses on securities available-for-sale, net of deferred income tax benefits.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS

         Performance Summary. Net income for the three months ended June 30, 1996 decreased $158,000 to $1.5 million compared to $1.7 million for the three months ended June 30, 1995, and net income for the six months ended June 30, 1996 decreased $464,000 to $2.7 million compared to $3.1 million for the six months ended June 30, 1995. The decrease for the three month period was due to the combined effects of a $932,000 increase in net interest income, a $680,000 decrease in non-interest income, a $642,000 increase in non-interest expense, a $49,000 increase in provision for loan losses and a $281,000 decrease in income taxes. The decrease for the six month period was due to the combined effects of a $1.8 million increase in net interest income, a $1.3 million decrease in non-interest income, a $1.6 million increase in non-interest expense, a $77,000 increase in provision for loan losses and a $676,000 decrease in income taxes.

         The following table sets forth the return on average assets and return on average equity for the periods indicated.

                                                                THREE MONTHS                   SIX MONTHS
                                                               ENDED JUNE 30,                ENDED JUNE 30,
                                                            ---------------------        ----------------------
                                                              1996         1995             1996        1995
                                                            --------    ---------        -------      ---------
Return on average assets (annualized) . . . . . . . . . .      0.89%        1.31%            0.80%       1.26%
Return on average equity (annualized) . . . . . . . . . .      6.38         6.97             5.53        6.46

         Net Interest Income. Net interest income, which is the excess of interest earned on loans and other interest-earning assets over interest expense on deposits and borrowed funds, is the major component of earnings for the Company. The following table sets forth certain information related to net interest income.

                                                                THREE MONTHS                   SIX MONTHS
                                                               ENDED JUNE 30,                ENDED JUNE 30,
                                                            ---------------------        ----------------------
                                                              1996         1995             1996        1995
                                                            --------    ---------        -------      ---------
                                                                          (DOLLARS IN THOUSANDS)
Total interest income . . . . . . . . . . . . . . . . .     $ 12,636     $  9,616         $ 24,534    $  18,151
Average interest-earning assets . . . . . . . . . . . .      662,690      501,577          642,628      479,367
Average yield on interest-earning assets(1) . . . . . .         7.63%        7.67%            7.64%        7.57%

Total interest expense  . . . . . . . . . . . . . . . .     $  7,287     $  5,199         $ 14,143    $   9,574
Average interest-bearing liabilities  . . . . . . . . .      579,948      411,324          560,047      389,593
Average rate on interest-bearing liabilities(1) . . . .         5.03%        5.06%            5.05%        4.91%

Net interest income . . . . . . . . . . . . . . . . . .     $  5,349     $  4,417         $ 10,391    $   8,577
Average net earning assets  . . . . . . . . . . . . . .       82,742       90,253           82,581       89,774
Interest rate spread during period(1)(2)  . . . . . . .         2.60%        2.61%            2.59%        2.66%
Net interest margin(1)(3) . . . . . . . . . . . . . . .         3.23         3.52             3.23         3.58
- - -----------------------------

(1)   Annualized.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest- bearing liabilities.
(3) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Net interest income increased by $932,000 or 21.1% to $5.3 million for the three months ended June 30, 1996 compared to $4.4 million for the three months ended June 30, 1995, and increased $1.8 million, or 21.1% to $10.4 million for the six months ended June 30, 1996 compared to $8.6 million for the six months ended June 30, 1995. The increase in net interest income was primarily due to an increase in total average interest-earning assets. Total average interest-earning assets increased by $161.1 million to $662.7 million for the three months ended June 30, 1996 compared to $501.6 million for the three months ended June 30, 1995, and increased $163.2 million to $642.6 million for the six months ended June 30, 1996 compared to $479.4 million for the six months ended June 30, 1995. The increase in total average interest-earning assets was primarily the result of (i) the $51.4 million of deposits, net of the premium paid, assumed in connection with the Branch Acquisitions and the reinvestment of these net deposits in interest-earning assets; and (ii) the Company's strategy to leverage its capital base by using the proceeds from additional FHLB-Chicago advances to originate and purchase additional loans and mortgage-related securities. The increase in average interest-earning assets during both the three and six-month periods in 1996 was only modestly offset by a slight decrease in the Company's interest rate spread during the periods.

         Interest Income. Total interest income increased $3.0 million or 31.4% to $12.6 million for the three months ended June 30, 1996, compared to $9.6 million for the three months ended June 30, 1995, and increased $6.3 million or 35.2% to $24.5 million for the six months ended June 30, 1996 compared to $18.2 million for the six months ended June 30, 1995. The increase in interest income was primarily the result of (i) a $1.9 million and a $4.2 million increase in interest on loans, respectively; and (ii) a $1.1 million and a $2.3 million increase in interest on mortgage-related securities, respectively. The increase in interest income on loans for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 was due to a $91.5 million increase in the average balance on loans, combined with an eleven basis point increase in the average yield on the loan portfolio. The increase in interest income on loans for the six months ended June 30, 1996, compared to the six months ended June 30, 1995 was due to a $93.8 million increase in the average balance on loans, combined with a 24 basis point increase in the average yield on the loan portfolio. The increase in the average yield on loans was attributable to the origination and purchase of loans in 1996 at rates greater than the portfolio average and the upward adjustment on adjustable rate mortgage loans. The increase in interest income on mortgage-related securities was the result of a $70.7 million and a $69.8 million increase in the average balance of such securities, respectively, partially offset by a 45 basis point and a 40 basis point decrease in the average yield, respectively. The decrease in the average yield on mortgage-related securities was attributable to the purchase of mortgage-related securities in the most recent four quarters at rates lower than the portfolio average.

         Interest Expense. Total interest expense increased by $2.1 million to $7.3 million for the three months ended June 30, 1996 compared to $5.2 million for the three months ended June 30, 1995, and increased $4.5 million to $14.1 million for the six months ended June 30, 1996 compared to $9.6 million for the six months ended June 30, 1995. The increase in interest expense for the three months ended June 30, 1996 was the result of (i) an increase in average interest-bearing liabilities of $168.6 million or 41.0%, to $579.9 million for the three months ended June 30, 1996 compared to $411.3 million for the three months ended June 30, 1995; and (ii) a three basis point decrease in the rate paid on average interest-bearing liabilities to 5.03% for the three months ended June 30, 1996, compared to 5.06% for the three months ended June 30, 1995. The increase in interest expense for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 was the result of (i) an increase in average interest-bearing liabilities of $170.4 million, or 43.8%, to $560.0 million for the six months ended June 30, 1996 compared to $389.6 million for the six months ended June 30, 1995; and (ii) a 14 basis point increase in the rate paid on average interest- bearing liabilities to 5.05% for the six months ended June 30, 1996, compared to 4.91% for the six months ended June 30, 1995. The increases in average interest-bearing liabilities were primarily attributable to (i) the increase in average interest-bearing deposits, which increased $69.5 million to $369.0 for the three months ended June 30, 1996 and $68.6 million to $366.4 million for the six months ended June 30, 1996; and

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


(ii) the increase in average total borrowings, which increased $99.2 million to $210.9 million for the three months ended June 30, 1996 and $101.9 million to $193.7 for the six months ended June 30, 1996. The increase in average interest-bearing deposits was primarily the result of the $55.5 million of deposits assumed in connection with the Branch Acquisitions consummated in July 1995. The increase in average total borrowings was primarily the result of the Company's strategy to leverage its capital base by using proceeds from additional FHLB-Chicago advances to originate and purchase additional loans and mortgage-related securities. The decrease in rates paid on average interest-bearing liabilities for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 resulted from (i) an increase in the average rates paid on deposits from 4.63% for the three months ended June 30, 1995, to 4.73% for the three months ended June 30, 1996; and (ii) a decrease in the average rates paid on total borrowings from 6.19% for the three months ended June 30, 1995, to 5.55% for the three months ended June 30, 1996. The increase in rates paid on average interest-bearing liabilities for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 resulted from (i) an increase in the average rates paid on deposits from 4.54% for the six months ended June 30, 1995 to 4.76% for the six months ended June 30, 1996; and (ii) a decrease in the average rates paid on total borrowings from 6.14% for the six months ended June 30, 1995 to 5.60% for the six months ended June 30, 1996. The increases in the average rates paid on deposits during the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995 resulted primarily from a decrease in the percentage of lower cost core deposits. The decreases in the average rates paid on total borrowings for these same periods resulted from a decrease in the level of short-term market interest rates.

         The following table sets forth certain information relating to the Company's average unaudited consolidated statements of financial condition and consolidated statements of income, and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities at or for the periods indicated. Such yields and costs are derived by dividing income and interest expense by the average monthly balance of such assets or liabilities, respectively, for the periods presented. The Company's management does not believe that the use of month-end balances instead of daily balances has caused a material difference in the information presented. The average yields include amortization of net deferred loan fees which are considered adjustments to yield. Interest income on non-accrual loans is reflected in the period when collected and not in the period when earned.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                 THREE MONTHS ENDED JUNE 30,
                                                  ------------------------------------------------------
                                                              1996                        1995
                                                  ------------------------     -------------------------
                                                           INTEREST  AVG.               INTEREST   AVE.
                                                  AVERAGE  EARNED/  YIELD/     AVERAGE   EARNED/  YIELD/
                                                  BALANCE    PAID    RATE      BALANCE    PAID     RATE
                                                  -------  -------- ------     -------  --------  ------
ASSETS:                                                           (DOLLARS IN THOUSANDS)
Mortgage-related securities (1) . . . . . .     $146,734    $2,517  6.86%      $76,045   $1,390   7.31%
                                                --------    ------             -------   ------
Loans receivable:
  First mortgage loans (2)(3) . . . . . . .      426,647     8,287  7.77       345,562    6,594   7.63
  Consumer loans (3)  . . . . . . . . . . .       70,879     1,525  8.61        60,478    1,301   8.60
                                                 -------    ------             -------   ------
    Total loans receivable  . . . . . . . .      497,526     9,812  7.89       406,040    7,895   7.78
                                                 -------    ------             -------   ------
Investments:
  Interest-bearing deposits with banks  . .          260         2  3.08           662        9   5.44
  Federal funds sold  . . . . . . . . . . .        1,779        23  5.17           350        5   5.71
  U.S. Government and other
     marketable securities (4)  . . . . . .        5,820       106  7.29        12,839      226   7.04
  FHLB stock  . . . . . . . . . . . . . . .       10,571       176  6.66         5,641       91   6.45
                                                 -------    ------             -------   ------
    Total investments . . . . . . . . . . .       18,430       307  6.66        19,492      331   6.79
                                                 -------     -----             -------    -----
Total interest-earning assets . . . . . . .      662,690    12,636  7.63       501,577    9,616   7.67
Non-interest earning assets . . . . . . . .       26,701                        16,915
                                                --------                      --------
    Total assets  . . . . . . . . . . . . .     $689,391                      $518,492
                                                ========                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
  NOW accounts  . . . . . . . . . . . . . .     $ 40,968       203  1.98      $ 34,587      173   2.00
  Money market accounts . . . . . . . . . .       39,822       408  4.10        34,358      339   3.95
  Passbook and statement accounts . . . . .       42,708       274  2.57        38,849      244   2.51
  Certificates of deposit . . . . . . . . .      245,550     3,475  5.66       191,780    2,714   5.66
                                                --------    ------            --------   ------
    Total interest-bearing deposits . . . .      369,048     4,360  4.73       299,574    3,470   4.63
FHLB advances . . . . . . . . . . . . . . .      210,900     2,927  5.55       111,750    1,729   6.19
                                                --------    ------            --------   ------
    Total interest-bearing liabilities  . .      579,948     7,287  5.03      411,324     5,199   5.06
Non-interest-bearing deposits . . . . . . .        5,169                        2,352
Other non-interest bearing liabilities  . .        7,685                        7,323
                                                 -------                      -------
    Total liabilities . . . . . . . . . . .      592,802                      420,999
Shareholders' equity  . . . . . . . . . . .       96,589                       97,493
                                                --------                     --------
   Total liabilities and shareholders' equity   $689,391                     $518,492
                                                ========                     ========
Net interest income/interest
    rate spread (5) . . . . . . . . . . . .                 $5,349  2.60%                $4,417   2.61%
                                                            ======  ====                 ======   ====
Net interest-earning assets/net
   interest margin (6)  . . . . . . . . . .     $ 82,742            3.23%    $ 90,253             3.52%
                                                ========            ====     ========             ====
Ratio of average interest-earning assets to
  average interest-bearing liabilities  . .       114.27%                      121.94%
                                                  ======                       ======




                                                                 SIX MONTHS ENDED JUNE 30,
                                                  ------------------------------------------------------
                                                              1996                        1995
                                                  ------------------------     -------------------------
                                                           INTEREST  AVG.               INTEREST   AVE.
                                                  AVERAGE  EARNED/  YIELD/     AVERAGE   EARNED/  YIELD/
                                                  BALANCE    PAID    RATE      BALANCE    PAID     RATE
                                                  -------  -------- ------     -------  --------  ------
ASSETS:                                                           (DOLLARS IN THOUSANDS)
Mortgage-related securities (1) . . . . . .      $140,355  $ 4,851  6.91%     $ 70,537  $ 2,577   7.31%
                                                 --------  -------            --------  -------
Loans receivable:
  First mortgage loans (2)(3) . . . . . . .       414,264   16,107  7.78       332,255   12,556   7.56
  Consumer loans (3)  . . . . . . . . . . .        69,679    2,987  8.57        57,933    2,377   8.21
                                                 --------  -------            --------  -------
    Total loans receivable  . . . . . . . .       483,943   19,094  7.89       390,188   14,933   7.65
                                                 --------  -------            --------  -------
Investments:
  Interest-bearing deposits with banks  . .           266        6  4.51           753       20   5.31
  Federal funds sold  . . . . . . . . . . .         2,202       57  5.18           321        9   5.61
  U.S. Government and other
     marketable securities (4)  . . . . . .         6,154      208  6.76        12,845      462   7.19
  FHLB stock  . . . . . . . . . . . . . . .         9,708      318  6.55         4,723      150   6.35
                                                 --------  -------            --------  -------
    Total investments . . . . . . . . . . .        18,330      589  6.43        18,642      641   6.88
                                                 --------  -------            --------  -------
Total interest-earning assets . . . . . . .       642,628   24,534  7.64       479,367   18,151   7.57
Non-interest earning assets . . . . . . . .        25,952  -------  ----        15,933  -------   ----
                                                 --------                     --------
    Total assets  . . . . . . . . . . . . .      $668,580                     $495,300
                                                 ========                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
  NOW accounts  . . . . . . . . . . . . . .      $ 40,141      398  1.98      $ 34,350      344   2.00
  Money market accounts . . . . . . . . . .        39,293      780  3.97        35,262      684   3.88
  Passbook and statement accounts . . . . .        41,450      524  2.53        38,659      483   2.50
  Certificates of deposit . . . . . . . . .       245,513    7,020  5.72       189,564    5,247   5.54
                                                 --------  -------            --------  -------
    Total interest-bearing deposits . . . .       366,397    8,722  4.76       297,835    6,758   4.54
FHLB advances . . . . . . . . . . . . . . .       193,650    5,421  5.60        91,758    2,816   6.14
                                                 --------  -------            --------  -------
    Total interest-bearing liabilities  . .       560,047   14,143  5.05       389,593    9,574   4.91
Non-interest-bearing deposits . . . . . . .         4,771  -------               2,055  -------
Other non-interest bearing liabilities  . .         7,545                        6,884
                                                 --------                     --------
    Total liabilities . . . . . . . . . . .       572,363                      398,532
Shareholders' equity  . . . . . . . . . . .        96,217                       96,768
                                                 --------                     --------
   Total liabilities and shareholders' equity    $668,580                     $495,300
                                                 ========                     ========
Net interest income/interest
    rate spread (5) . . . . . . . . . . . .                $10,391  2.59%               $ 8,577   2.66%
                                                           =======  ====                =======   ====
Net interest-earning assets/net
   interest margin (6)  . . . . . . . . . .      $ 82,581           3.23%     $ 89,774            3.58%
                                                 ========           ====      ========            ====
Ratio of average interest-earning assets to
  average interest-bearing liabilities  . .        114.75%                      123.04%
                                                 ========                     ========


(1) Includes mortgage-related securities available-for-sale, excluding fair value adjustments.
(2) Includes loans held-for-sale, excluding lower of cost or market value adjustment.
(3)      Includes non-accrual loans, excluding allowance for loan losses.
(4) Includes U.S. Government securities and other marketable securities available-for-sale, excluding fair value adjustments.
(5)      Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Provision for Loan Losses.   Provisions for loan losses are charged to
operations to adjust the total allowance for loan losses to a level considered appropriate by management. For loans that meet the definition of impaired under SFAS No. 114, which the Company defines as multi-family residential, commercial and commercial construction loans for which management does not anticipate receiving all principal and interest payments when due, an allowance for loan losses is established primarily based on the difference between the carrying value of the loans and the fair value of the collateral. Generally, the Company considers a loan to be impaired when the borrower is 90 days or more delinquent with respect to principal or interest or management obtains information which indicates that it is probable that the Company will not collect principal and interest payments when due. For non-impaired and homogeneous loan portfolios, which include one-to four family residential, one-to four family construction, land and consumer loans, management established loan loss percentages for each component of the Company's asset classification categories, which consist of non-classified, substandard, doubtful and loss. These allowance for loan loss percentages have been established in accordance with management's judgment regarding historical loss experience, the condition and composition of the Company's loan portfolio, including the volume and type of lending being conducted, existing and anticipated economic conditions, findings and evaluations during federal regulatory examinations, federal regulatory guidelines and general industry practice. Management periodically reviews the percentages and make adjustments in accordance with their best judgement as a result of changes in any of the above- mentioned factors. At the end of each period, management applies the loan loss percentages to the various categories, in addition to the allowance estimated on impaired loans, and arrives at the appropriate level of the allowance for loan losses to be recorded in the Company's statement of financial condition. Any adjustment to the allowance for loan losses is accomplished through the provision for loan losses for the period, and therefore the provision may be a charge or a credit. The Company's allowance for loan losses was $856,000 or 0.17% of gross loan balances, excluding loans held-for-sale, at June 30, 1996, compared to $748,000 or 0.17% at June 30, 1995. To obtain these allowance levels, during the three months ended June 30, 1996 and 1995, the Company credited $34,000 and $83,000, respectively, to earnings as a provision for loan losses, and during the six months ended June 30, 1996 and 1995, the Company charged $98,000 and $21,000, respectively, against earnings as a provision for loan losses. The Company charges off a loan when the collection of the amount due is considered unlikely. While the Company's management believes that the allowance for loan losses was adequate at June 30, 1996, future additions to the allowance may be necessary.

         Non-Interest Income. Non-interest income, including gains and losses on loans held-for-sale and mortgage-related securities and investment securities, decreased $680,000 to $352,000 for the three months ended June 30, 1996 compared to $1.0 million for the three months ended June 30, 1995, and decreased $1.3 million to $632,000 for the six months ended June 30, 1996 compared to $1.9 million for the six months ended June 30, 1995. The decreases in non-interest income were primarily attributable to the effect of changes in interest rates on mortgage loans held-for-sale and mortgage-related securities available-for-sale. Loans held-for-sale and commitments to make future loans are recorded at the lower of aggregate cost or market value. Unrealized gains and losses to adjust the carrying value of loans held-for-sale to the lower of their cost or market value and realized gains and losses on the sales of these loans are reported as net gain or loss on loans held-for- sale. Mortgage-related securities available-for-sale are recorded at fair value with unrealized gains and losses credited or charged directly to equity net of deferred income taxes. Realized gains and losses on the sale of these securities are reported as net gain or loss on mortgage-related securities.
For the three and six months ended June 30, 1996, the Company reported losses of $162,000 and $431,000 on the loans held-for-sale and mortgage-related securities portfolios, respectively, and for the three and six months ended June 30, 1995, the Company reported gains on these portfolios of $384,000 and $787,000, respectively. These portfolios tend to perform well in stable or decreasing interest rate environments, such as that experienced during the three and six months ended June 30, 1995, but can experience losses during periods of increasing interest rates such as that experienced during most of 1996.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         The Company faces interest rate risk in its mortgage loans held-for-sale portfolio to the extent that market interest rates may increase between the time a loan commitment is issued and the time the resulting loan is sold. The Company's mortgage loans held-for-sale typically are either sold to the Federal Home Loan Mortgage Corporation ("FHLMC") or exchanged for mortgage-related securities (in the form of participation certificates issued by the FHLMC) and then sold into the secondary market. Gains or losses on loans held-for-sale and mortgage- related securities classified as trading may fluctuate significantly from period to period due to changes in interest rates and the volume of loan originations, and thus the results in any period relating to those transactions may not be indicative of results which may be obtained in future periods.

         For the three and six months ended June 30, 1996 the Company recognized losses of $162,000 and $431,000, respectively, on loans held-for-sale and commitments to make future loans. These loans are recorded at the lower of cost or market value and at June 30, 1996, had a carrying value of $22.0 million, or 3.1% of total assets. The losses occurred as interest rates generally increased during the period, causing the market value of the loans held-for-sale and commitments to originate loans to decrease below the historical cost of the loans held-for-sale portfolio. For the three and six months ended June 30, 1996, $1.2 million and $2.2 million of mortgage loans held-for-sale were sold at par. For the three and six months ended June 30, 1995, the Company recognized gains of $173,000 and $486,000, respectively, on loans held-for-sale and commitments to make future loans comprising part of the pipeline. These loans are recorded at the lower of cost or market. These gains occurred as interest rates generally decreased during the period, causing the market value of the loans held-for-sale and commitments to originate loans to increase above the market value of this portfolio at December 31, 1994, but remain below the historical cost of the loans held-for-sale portfolio. During the three and six months ended June 30, 1995, $4.9 million and $5.8 million of mortgage loans held-for-sale were sold at gains of $45,000 and $45,000, respectively.

         During the three and six months ended June 30, 1995, the Company realized gains of $211,000 and $301,000, respectively, on the sale of $7.3 million and $10.7 million of mortgage-related securities available-for-sale, respectively. These securities were formed from mortgage loans originated by the Company and subsequently transferred from the mortgage-related securities classified as trading portfolio to the mortgage-related securities available-for-sale portfolio during 1994. During the three and six months ended June 30, 1996, there were no sales of mortgage-related securities. At June 30, 1996 and 1995, the Company did not have any securities in its mortgage-related securities classified as trading portfolio.

         The following table sets forth the percentage of non-interest income, exclusive of net gains or losses on loans held-for-sale, mortgage-related securities and investment securities, to average assets.

                                                                THREE MONTHS                   SIX MONTHS
                                                               ENDED JUNE 30,                ENDED JUNE 30,
                                                            ---------------------        ----------------------
                                                              1996         1995             1996        1995
                                                            --------    ---------        ---------    ---------
                                                                          (DOLLARS IN THOUSANDS)
Other non-interest income . . . . . . . . . . . . . . . .     $ 514       $ 648            $1,052       $1,136
Other non-interest income to average assets (annualized)       0.30%       0.50%             0.31%        0.46%


         The decreases in other non-interest income are primarily attributable to $186,000 of interest received in the three months ended June 30, 1995 in connection with a Federal income tax refund.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Non-Interest Expense. Non-interest expense increased $642,000 to $3.4 million for the three months ended June 30, 1996 compared to $2.7 million for the three months ended June 30, 1995, and increased $1.4 million to $6.9 million for the six months ended June 30, 1996 compared to $5.3 million for the six months ended June 30, 1995. The following table sets forth the percentage of non-interest expense to average assets.

                                                              THREE MONTHS                   SIX MONTHS
                                                              ENDED JUNE 30,                ENDED JUNE 30,
                                                             ------------------           ------------------
                                                             1996         1995             1996        1995
                                                             -----       ------           ------      ------
                                                                        (DOLLARS IN THOUSANDS)
Non-interest expense  . . . . . . . . . . . . . . . . . .     $3,376      $2,734           $6,889      $5,503
Non-interest expense to average assets (annualized) . . .       1.96%       2.11%            2.06%       2.14%


         The increase in non-interest expense in both periods was primarily attributable to (i) a $288,000 and a $861,000 increase in compensation and other employee benefits to $1.8 million and $3.7 million for the three and six months ended June 30, 1996, respectively, compared to $1.5 million and $2.9 million for the three and six months ended June 30, 1995, respectively; and
(ii) a $174,000 and a $292,000 increase in other non-interest expense to $848,000 and $1.6 million for the three and six months ended June 30, 1996, respectively, compared to $674,000 and $1.4 million for the three and six months ended June 30, 1995, respectively. The increases in compensation and other employee benefits for the three and six months ended June 30, 1996 were due to normal salary increases, additional retirement plan expenses of $58,000 and $128,000, respectively, associated with the ESOP and the Deferred Compensation Plan, increases of $14,000 and $343,000, respectively, associated with the adoption of the BIP, and additional salary and employee benefit expense required to operate the offices acquired in the Branch Acquisitions consummated in July 1995. The increases in other non-interest expense included $87,000 and $174,000 for the amortization of intangibles related to the Branch Acquisitions, respectively.

         Income Taxes. Income taxes decreased $281,000 to $819,000 for the three months ended June 30, 1996, from $1.1 million for the three months ended June 30, 1995, and decreased $676,000 to $1.4 million for the six months ended June 30, 1996, from $2.1 million for the six months ended June 30, 1995. These decreases were primarily due to a decrease in income before income taxes along with a decrease in the effective income tax rate. The effective income tax rates for the three months ended June 30, 1996 and 1995 were 34.7% and 39.3%, respectively, and for the six months ended June 30, 1996 and 1995 were 34.1% and 39.6%, respectively. The decrease in the effective income tax rates was due primarily to a greater portion of interest income not being subject to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits, repayments on and sales of loans and mortgage-related securities, interest income and FHLB-Chicago advances. Although maturity and scheduled amortization of loans are predictable sources of funds, deposit flows and prepayments on loans and mortgage-related securities are influenced significantly by general interest rates, economic conditions and competition.

         The Bank is required to maintain minimum levels of liquid assets under the OTS regulations. Savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 5.00% of its average daily balance of net withdrawal accounts plus short-term borrowings. It is the Bank's policy to maintain its liquidity portfolio in excess of regulatory requirements. The Bank's liquidity ratios were 7.41% and 7.00% at June 30, 1996 and December 31, 1995, respectively.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1996 and December 31, 1995, cash and cash equivalents were $15.9 million and $13.5 million, respectively.

         Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB-Chicago. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB-Chicago advances whereby the Company pledges its FHLB-Chicago stock and certain other assets, as well as through reverse repurchase agreements wherein the Company pledges mortgage-related securities. The Company utilizes its borrowing capabilities on a regular basis. At June 30, 1996, FHLB- Chicago advances were $224.6 million or 31.8% of total assets compared to $151.0 million or 24.3% of total assets at December 31, 1995. The $73.6 million increase in FHLB-Chicago advances during the six months ended June 30, 1996 was primarily the result of the Company's leveraging strategy whereby proceeds from the additional FHLB advances were used to originate and purchase additional loans and mortgage-related securities. The borrowings from the FHLB-Chicago are generally short-term, with maturities of less than 90 days or have adjustable interest rate provisions. In a rising interest rate environment, such borrowings present the risk that upon adjustment or at their maturity dates, the interest rates on these borrowings may increase. The Company intends to continue to leverage its capital base by using the proceeds from additional FHLB-Chicago advances to originate and purchase additional loans and mortgage-related securities. At June 30, 1996, the Company's remaining line of credit available with the FHLB-Chicago, which is limited to approximately 35% of total assets, was approximately $23 million. During the third quarter of 1996, the Company intends to submit an application to the FHLB-Chicago to request an increase in the line of credit to approximately 45% of total assets. No assurances can be made, however, that the FHLB-Chicago will grant such request.

         The major sources of cash from financing activities during the six months ended June 30, 1996 and 1995 were the increases in FHLB-Chicago advances of $73.6 million and $88.7 million, respectively. Deposits provided a net source of cash during the six months ended June 30, 1996 and 1995, of $9.5 million and $951,000, respectively. The primary use of cash for financing activities for the six months ended June 30, 1995, was to fund the purchase of $2.8 million of the Company's outstanding shares of common stock.

         Operating activities resulted in net cash outflows during the six months ended June 30, 1996, of $14.2 million and inflows of $5.4 million for the six months ended June 30, 1995. Operating cash inflows included net income of $2.7 million and $3.1 million for the six months ended June 30, 1996 and 1995, respectively, and proceeds from sales of loans of $2.2 million and $5.8 million for the six months ended June 30, 1996 and 1995, respectively. The primary use of operating cash was loans originated for sale of $21.4 million and $3.7 million for the six months ended June 30, 1996 and 1995, respectively.

         The primary investing activity of the Company was the origination and purchases of loans to be held-to-maturity and the purchase of mortgage-related securities. For the six months ended June 30, 1996 and 1995, the Company originated loans to be held-to-maturity in the amount of $86.3 million and $89.7 million, respectively. Purchases of loans and mortgage-related securities totaled $41.0 million and $62.0 million for the six months ended June 30, 1996 and 1995, respectively. Purchases of investment securities available-for-sale and Federal Home Loan Bank Stock totaled $5.6 million and $3.3 million for the six months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, these activities were funded primarily by principal repayments and other reductions on loans and mortgage-related securities of $64.4 million and $43.5 million, respectively. Proceeds from calls of investment securities provided $2.0 million of cash inflows during the six months ended June 30, 1996 and the sales of mortgage-related securities provided $11.0 million of cash inflows during the six months ended June 30, 1995.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         At June 30, 1996, the Company had outstanding commitments to originate loans of $27.7 million, unused equity lines of credit of $3.8 million and $3.6 million of overdraft lines of credit, credit card lines and irrevocable letters of credit. The Company anticipates it will have sufficient funds available to meet its current loan origination and purchase commitments, including loan applications received and in process prior to the issuance of firm commitments. Certificates of deposit which are scheduled to mature in one year or less at June 30, 1996 were $169.1 million. Management believes that a significant portion of such deposits will remain with the Company.

         Shareholders' equity increased $2.1 million or 2.2% during the six months ended June 30, 1996 to $97.5 million at June 30, 1996 due to the combined effects of $2.7 million of net income, $684,000 for the amortization of unearned ESOP compensation, $561,000 for the amortization of unearned BIP compensation, partially offset by payment of cash dividends of $768,000 and a $1.0 million increase of net unrealized holding losses on securities available for sale, net of deferred income tax benefits. The ratio of total equity to assets was 13.79% and 15.34% at June 30, 1996 and December 31, 1995, respectively.

         The Board of Directors of the Company declared and paid a cash dividend of $0.05 per share, or a total of $318,000, to shareholders of record on February 7, 1996 and $0.07 per share, or a total of $450,000, to shareholders of record on May 3, 1996. This resulted in a dividend payout ratio of 28.86% for the six months ended June 30, 1996. Future payments of dividends will be subject to determination and declaration by the Company's Board of Directors, which will take into account the Company's financial condition, results of operations, tax considerations, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Company. There can be no assurance that dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

ASSET QUALITY

         Non-Performing Assets. Non-performing assets, which consist of non-accrual loans, foreclosed properties and repossessed assets, decreased $496,000 during the six months ended June 30, 1996 to $275,000 at June 30, 1996, compared to $771,000 at December 31, 1995. The following table sets forth information with respect to the Company's non-performing assets for the periods indicated.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                                                  AT              AT                AT                AT                AT
                                               JUNE 30,        MARCH 31,       DECEMBER 31,      SEPTEMBER 30,       JUNE 30,
                                                 1996            1996              1995              1995              1995
                                               --------       ----------       ------------     --------------     ------------
                                                                            (DOLLARS IN THOUSANDS)
Non-accrual loans:
   Residential real estate  . . . . . . . .    $   89           $  396           $  372            $   767            $   614
   Non-residential and
     other real estate  . . . . . . . . . .        --               --               --                 --                 --
   Consumer . . . . . . . . . . . . . . . .        39               86               77                 74                 39
                                               ------           ------           ------            -------            -------
     Total non-accrual loans  . . . . . . .       128              482              449                841                653
Foreclosed property and
  repossessed assets  . . . . . . . . . . .       147              380              322                499                426
                                               ------           ------           ------            -------            -------
     Total non-performing assets  . . . . .    $  275           $  862           $  771            $ 1,340            $ 1,079
                                               ======           ======           ======            =======            =======

Impaired loans  . . . . . . . . . . . . . .    $   --           $   --           $   --            $    --            $    --
                                               ======           ======           ======            =======            =======
Non-accrual loans as a percentage of
   gross loans receivable (1) . . . . . . .      0.03%            0.10%            0.10%              0.18%              0.15%
Non-performing assets as a
   percentage of total assets . . . . . . .      0.04             0.13             0.12               0.23               0.20
- - -------------------

(1)  Excludes loans held-for-sale.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Allowance for Loan Losses. Management evaluates the Company's loan portfolio on a periodic basis to determine the adequacy of the allowance for loan losses. These evaluations consider several factors including, but not limited to, prevailing economic conditions, actual loss experience, loan portfolio composition, findings and evaluations during federal regulatory examinations and management's estimation of future potential losses. The evaluation of the allowance for loan losses includes a review of both known loan problems and a review of potential problems based upon historical trends and ratios. The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

                                                                THREE MONTHS                   SIX MONTHS
                                                               ENDED JUNE 30,                ENDED JUNE 30,
                                                            ---------------------        ----------------------
                                                              1996         1995             1996        1995
                                                            --------    ---------        -------      ---------
                                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period  . . . . . . . . . . . .      $  900      $   839          $   782      $  751
Charge-offs:
  Residential real estate   . . . . . . . . . . . . . .          (3)          (5)              (3)         (5)
  Non-residential and other real estate   . . . . . . .          --           --               --          --
  Consumer  . . . . . . . . . . . . . . . . . . . . . .          (9)          (9)             (24)        (26)
                                                             ------      -------          -------      ------
      Total charge-offs   . . . . . . . . . . . . . . .         (12)         (14)             (27)        (31)
Recoveries:
  Residential real estate   . . . . . . . . . . . . . .          --            3               --           3
  Non-residential and other real estate   . . . . . . .          --           --               --          --
  Consumer  . . . . . . . . . . . . . . . . . . . . . .           2            3                3           4
                                                             ------      -------          -------      ------
      Total recoveries  . . . . . . . . . . . . . . . .           2            6                3           7
                                                             ------      -------          -------      ------
         Net charge-offs  . . . . . . . . . . . . . . .         (10)          (8)             (24)        (24)
Provision charged (credited) to operations  . . . . . .         (34)         (83)              98          21
                                                             ------      -------          -------      ------
Balance at end of period  . . . . . . . . . . . . . . .      $  856      $   748          $   856      $  748
                                                             ======      =======          =======      ======
Period-end allowance as a percentage
  of period-end gross loan balance(1)   . . . . . . . .        0.17%        0.17%            0.17%       0.17%
Ratio of allowance to non-accrual loans . . . . . . . .      668.75       114.55           668.75      114.55
Ratio of net charge-offs to average
  loans outstanding(1)(2)   . . . . . . . . . . . . . .        0.01         0.01             0.01        0.01

- - -----------------------------------

(1)   Excludes loans held-for-sale.
(2)   Annualized.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ASSET/LIABILITY MANAGEMENT

     INTEREST RATE SENSITIVITY

         The Company's profitability, like that of most financial institutions, depends to a large extent upon its net interest income, which is the difference between its interest earned on interest-earning assets, such as loans and securities, and its interest expense paid on interest- bearing liabilities, such as deposits and borrowings. Generally, the Company's net interest income improves during periods of relatively stable and declining interest rates and deteriorates during periods of increasing interest rates.

         The interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities which mature and/or reprice within specified intervals of time. The gap is considered to be positive when repriceable assets exceed repriceable liabilities and negative when the opposite situation exists. A relative measure of sensitivity is provided by the cumulative difference between interest- sensitive assets to interest-sensitive liabilities for a given time interval expressed as a percentage of total assets. Generally, sensitivity is measured for various intervals up to a period of ten years.

         Having interest-bearing liabilities that mature or reprice more frequently on average than interest-earning assets may be beneficial in times of declining interest rates, although such an asset/liability structure may result in declining net earnings during periods of rising interest rates. Conversely, having interest-earning assets that mature or reprice more frequently on average than interest-bearing liabilities may be beneficial in times of rising interest rates, although this asset/liability structure may result in declining net earnings during periods of falling interest rates.

         In managing its asset/liability mix, the Company has placed somewhat greater emphasis on maximizing its net interest margin than on matching the periods to maturity or repricing of its assets and liabilities. The Company believes that the increased net interest income resulting from a mismatch in the maturities of its asset and liability portfolios in declining or stable interest rate environments can provide returns sufficient to justify the increased exposure to decreased net interest income resulting from such a mismatch in the event of sudden and significant increases in interest rates.

         The Company has adopted an interest rate risk policy statement to manage its exposure to interest rate risk and to ensure that such exposure is kept within pre-determined limits. At June 30, 1996, the Company's cumulative amount of interest-sensitive assets less interest- sensitive liabilities was a negative 18.70% of total assets for the one-year interval and a negative 7.53% of total assets for the three-year interval, compared to a negative gap position of 12.84% and 1.84%, respectively, at December 31, 1995. The Company recognizes the inherent risk in its interest-sensitive gap position, particularly in periods of fluctuating interest rates. The Company has implemented certain asset/liability maturity matching strategies, which include
(i) the origination of mortgage loans with adjustable rate features, (ii) increased emphasis on short-term consumer loans and equity lines of credit, and
(iii) emphasis on lengthening the maturity of its deposits. In addition, during the six months ended June 30, 1996, as part of its leveraging strategy, the Company purchased $27.5 million of mortgage-related securities with periodic interest rate adjustment features and funded these purchases with short term FHLB-Chicago advances. During the six months ended June 30, 1996, the negative gap increased primarily as a result of the increase in loans held-for-sale and adjustable rate mortgage loans with periods to the initial adjustment date of greater than three years funded primarily with short-term FHLB-Chicago advances. The Company does not presently, but may in the future, utilize financial futures, options, interest rate exchange agreements or similar agreements.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The following table sets forth at June 30, 1996 the amount of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.

                                                                  AMOUNT MATURING OR REPRICING
                                                 --------------------------------------------------------------
                                                                   MORE THAN
                                                   WITHIN          ONE YEAR         MORE THAN
                                                  ONE YEAR      TO THREE YEARS     THREE YEARS       TOTAL
                                                ------------   ----------------   -------------    ---------
                                                                      (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Mortgage-related securities (1)(2)  . .        $ 99,643         $ 19,603         $ 27,766        $ 147,012
  First mortgage loans, excluding
    loans held-for-sale (1)(3)  . . . . .         158,390          134,263          122,213          414,866
  Loans held-for-sale (1)(4)  . . . . . .           2,373            4,180           15,900           22,453
  Other loans (1)   . . . . . . . . . . .          44,645           22,559            5,672           72,876
  Investment securities(2)  . . . . . . .           7,274            2,020           14,218           23,512
                                                 --------         --------         --------        ---------
         Total  . . . . . . . . . . . . .         312,325          182,625          185,769          680,719

INTEREST-BEARING LIABILITIES:
  Deposits (3)  . . . . . . . . . . . . .         235,380           88,686           53,922          377,988
  FHLB advances   . . . . . . . . . . . .         209,100           15,000              450          224,550
                                                 --------         --------         --------        ---------
         Total  . . . . . . . . . . . . .         444,480          103,686           54,372          602,538
                                                 --------         --------         --------        ---------
Interest-earning assets over (under)
  interest-bearing liabilities  . . . . .      $ (132,155)       $  78,939        $ 131,397        $  78,181
                                               ==========        =========        =========        =========
Cumulative gap  . . . . . . . . . . . . .      $ (132,155)       $ (53,216)       $  78,181
                                               ==========        =========        =========
Cumulative gap as a percentage of
  total assets  . . . . . . . . . . . . .          (18.70)%          (7.53)%          11.06%
                                                 ========         ========         =========

- - ---------------------------------------------

(1) Based upon contractual maturity, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon historical experience.

(2)   Balance excludes fair value adjustments.

(3) Balance has been reduced for undisbursed loan proceeds, which aggregated $12.3 million at June 30, 1996.

(4)   Balance excludes lower of cost or market adjustment of $446,000.

(5) Includes non-interest bearing deposits. The "Within One Year" category includes 37% of Negotiable Order of Withdrawals, 17% of passbook and statement accounts and 79% of variable rate insured money market accounts. The "One Year to Three Years" category includes 35% of Negotiable Order of Withdrawals, 26% of passbook and statement accounts and 11% of variable rate insured money market accounts. All remaining Negotiable Order of Withdrawals, passbook and statement accounts and variable rate insured money market accounts are assumed to mature in the "More Than Three Years" category. While management of the Company believes these assumptions are well based, no assurance can be given that amounts of deposits in these accounts will not significantly decrease or be repriced in the event of a general rise in interest rates.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Certain shortcomings are inherent in the method of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans and mortgage-related securities, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable rate loans and mortgage-related securities in the Company's portfolios could decrease in future periods if market interest rates decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable- rate debt may decrease in the event of an interest rate increase.

FORWARD COMMITMENTS AND CERTAIN ASPECTS OF FIXED RATE MORTGAGE LOAN ORIGINATION PIPELINE

         The Company engages in certain activities to facilitate the sale of its originated mortgage loans held-for-sale. These activities are generally forward commitments to sell at a specified future date, fixed rate mortgage-related securities which are or will be formed from mortgage loans originated by the Company. Specifically, the Company originates mortgage loans which are subsequently delivered to the FHLMC and exchanged for FHLMC mortgage-related securities representing the mortgage loans which were delivered, and these securities then generally are used to satisfy the forward commitments. The use of such forward commitments presents a risk that if the Company is not able to deliver the mortgage-related securities on the specified delivery date, it may be required to repurchase the forward commitment at the then-current market price, which may be at an unfavorable price resulting in a possible loss. Management has attempted to address this risk by limiting the aggregate amount of forward commitments utilized at any given time, and generally limiting the length of time that such forward commitments remain outstanding to one month or less. Because the securities are formed from mortgage loans originated by the Company, the Company historically has been able to deliver mortgage-backed securities pursuant to the forward commitments and the parties with which the Company contracts have been able to fulfill the terms of the agreements. Additional risk exists between the time the mortgage-backed securities are formed and the time they are committed to be sold, as gains or losses may result during the period the securities are classified as trading and ultimately from selling the mortgage-backed securities at favorable or unfavorable prices, depending upon how interest rates moved during the time between when loans were committed and the time they were sold. The Company did not have any forward commitments to sell mortgage-related securities at June 30, 1996 or December 31, 1995, nor did the Company incur any losses during the six months ended June 30, 1996 or 1995 as a result of the Company not being able to fulfill any forward commitments.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Neither the Registrant nor the Bank is involved in any pending legal proceedings involving amounts in the aggregate which management believes are material to the financial condition and results of operations of the Registrant and the Bank.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders was held on May 15, 1996. Only shareholders of record at the close of business on March 29, 1996 (the "Voting Record Date") were entitled to vote at the Annual Meeting. On the Voting Record Date, there were 6,855,379 shares of Common Stock outstanding and entitled to vote, and 5,932,588 shares present at the meeting either in person or by proxy, which constituted a quorum. The following is a summary of the result of the votes.

                                                                         NUMBER OF VOTES
                                                    --------------------------------------------------------

                                                          FOR         WITHHELD      AGAINST      ABSTENTIONS
                                                    ---------------   --------      -------      -----------
Nominees for Director for Three-Year
  Term Expiring in 1999:
    Donald T. Tietz   . . . . . . . . . . . . . . .    5,781,827        149,861       N/A            N/A
    Douglas R. Trembath   . . . . . . . . . . . . .    5,756,222        169,401       N/A            N/A
    Bonnie M. Menard  . . . . . . . . . . . . . . .       23,105              0       N/A            N/A

Ratification of the Appointment
  of Ernst & Young LLP
  as Independent Auditors . . . . . . . . . . . . .    5,847,401         N/A        20,325         42,567


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 None.

         (b)     Reports on Form 8-K

                 None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST FEDERAL BANCSHARES
                                                OF EAU CLAIRE, INC.



Dated:   August 12, 1996                By: /s/ Donald T. Tietz
                                            -----------------------------------
                                            Donald T. Tietz, President
                                            (Chief Executive Officer)



Dated:   August 12, 1996                By: /s/ Jerome A. Reinecke
                                            -----------------------------------
                                            Jerome A. Reinecke, Vice President
                                            (Principal Financial and Accounting
                                             Officer)