Form 10-Q
period 1996-09-30
FIRST FEDERAL BANCSHARES OF EAU CLAIRE INC
filed 1996-11-14
CIK 920526

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 1996

                         Commission File Number 0-24148



                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.
       ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     WISCONSIN                        39-1782733
          ----------------------------          ---------------------
             (State of incorporation)           (I.R.S. Employer
                                                 Identification No.)

               319 EAST GRAND AVENUE
               EAU CLAIRE, WISCONSIN                   54701
          ----------------------------          --------------------
     (Address of principal executive offices)        (Zip Code)


                                   (715) 833-7700
                           -----------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           (1)     Yes  X   No
                                      -----    -----
                           (2)     Yes  X   No
                                      -----    -----

         The number of shares outstanding of the issuer's common stock, $.01 par value per share, was 6,855,379 at October 31, 1996.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                               TABLE OF CONTENTS


 PART I.  FINANCIAL INFORMATION                                                                    PAGE
 -------  ---------------------                                                                    -----
      ITEM 1. FINANCIAL STATEMENTS:

              Consolidated Statements of Financial Condition at September 30, 1996 and
              December 31, 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . .            1

              Consolidated Statements of Income for the Three and Nine Months Ended
              September 30, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . .            2

              Consolidated Statements of Shareholders' Equity for the Year Ended
              December 31, 1995 and the Nine Months Ended September 30, 1996
              (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3

              Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
              1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . .            4

              Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . .            6

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . .           11


 PART II.     OTHER INFORMATION
 --------     -----------------

      ITEM 1. LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           28

      ITEM 2. CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . . . . . . . . . .           28

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . . . . . . . . . .           28

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . .           28

      ITEM 5. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           28

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . .           28


 SIGNATURES

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)


                                                                      SEPTEMBER 30,               DECEMBER 31,
                                                                           1996                       1995
                                                                       ------------               ------------
                                                                                   (IN THOUSANDS)
                                   ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    9,386                  $   9,706
Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . .           4,170                      3,761
                                                                       ----------                  ---------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .          13,556                     13,467

Longer-term interest-bearing deposits . . . . . . . . . . . . . .             188                        270
Securities available-for-sale (at fair value):
  Investment securities . . . . . . . . . . . . . . . . . . . . .           6,886                      7,007
  Mortgage-related securities . . . . . . . . . . . . . . . . . .         146,548                    116,277
Loans held-for-sale . . . . . . . . . . . . . . . . . . . . . . .          21,524                      3,276
Loans receivable  . . . . . . . . . . . . . . . . . . . . . . . .         508,676                    457,278
Foreclosed properties and repossessed assets  . . . . . . . . . .             109                        322
Office properties and equipment . . . . . . . . . . . . . . . . .           8,578                      7,835
Federal Home Loan Bank stock, at cost . . . . . . . . . . . . . .          12,403                      7,668
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .          10,354                      8,190
                                                                       ----------                  ---------
  Total assets  . . . . . . . . . . . . . . . . . . . . . . . . .      $  728,822                  $ 621,590
                                                                       ==========                  =========

                                  LIABILITIES
Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  373,982                  $ 368,472
Federal Home Loan Bank advances . . . . . . . . . . . . . . . . .         248,050                    150,950
Advance payments by borrowers for taxes and insurance . . . . . .           1,749                      2,063
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .           7,213                      4,743
                                                                       ----------                  ---------
  Total liabilities . . . . . . . . . . . . . . . . . . . . . . .         630,994                    526,228

                              SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 4,000,000 shares;
  none outstanding  . . . . . . . . . . . . . . . . . . . . . . .              --                         --
Common stock, $.01 par value; authorized 12,000,000 shares;
  outstanding 6,855,379 shares  . . . . . . . . . . . . . . . . .              72                         72
Additional paid-in capital  . . . . . . . . . . . . . . . . . . .          70,798                     70,652
Unearned ESOP compensation  . . . . . . . . . . . . . . . . . . .          (3,119)                    (3,680)
Unearned BIP compensation . . . . . . . . . . . . . . . . . . . .          (1,944)                    (2,691)
Treasury stock, at cost - 360,809 shares  . . . . . . . . . . . .          (4,691)                    (4,691)
Net unrealized holding gain (loss) on securities
  available-for-sale  . . . . . . . . . . . . . . . . . . . . . .            (241)                     1,028
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .          36,953                     34,672
                                                                       ----------                  ---------
  Total shareholders' equity  . . . . . . . . . . . . . . . . . .          97,828                     95,362
                                                                       ----------                  ---------
  Total liabilities and shareholders' equity  . . . . . . . . . .      $  728,822                  $ 621,590
                                                                       ==========                  =========



     See accompanying Notes to Unaudited Consolidated Financial Statements.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                THREE MONTHS                  NINE MONTHS
                                                             ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                             -------------------          -------------------
                                                              1996         1995             1996        1995
                                                            ---------   ----------        ---------   ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans . . . . . . . . . . . . . . . . . . . . . . . .     $ 10,228    $   8,711        $  29,322    $ 23,644
  Mortgage-related securities . . . . . . . . . . . . .        2,531        1,697            7,382       4,274
  Investment securities . . . . . . . . . . . . . . . .          325          287              851         899
  Interest-bearing deposits . . . . . . . . . . . . . .           37           24              100          53
                                                            --------    ---------        ---------    ---------
    Total interest income . . . . . . . . . . . . . . .       13,121       10,719           37,655      28,870

INTEREST EXPENSE:
  Deposits  . . . . . . . . . . . . . . . . . . . . . .        4,316        4,117           13,038      10,875
  Borrowings  . . . . . . . . . . . . . . . . . . . . .        3,303        1,689            8,724       4,505
                                                            --------    ---------        ---------    --------
    Total interest expense  . . . . . . . . . . . . . .        7,619        5,806           21,762      15,380
                                                            --------    ---------        ---------    --------
Net interest income . . . . . . . . . . . . . . . . . .        5,502        4,913           15,893      13,490
Provision for loan losses . . . . . . . . . . . . . . .           33           52              131          73
                                                            --------    ---------        ---------    ---------
  Net interest income after provision
    for loan losses . . . . . . . . . . . . . . . . . .        5,469        4,861           15,762      13,417

NON-INTEREST INCOME:
  Service charges on deposits . . . . . . . . . . . . .          202          148              561         438
  Service fees on loans sold  . . . . . . . . . . . . .          161          175              495         539
  Net gain (loss) on loans held-for-sale  . . . . . . .          119           48             (312)        534
  Net gain on mortgage-related securities . . . . . . .           --           --               --         301
  Net gain on investment securities . . . . . . . . . .           --           --               11          --
  Brokerage commission income . . . . . . . . . . . . .          107           81              286         227
  Other . . . . . . . . . . . . . . . . . . . . . . . .           89          110              269         446
                                                            --------    ---------        ---------    --------
    Total non-interest income . . . . . . . . . . . . .          678          562            1,310       2,485

NON-INTEREST EXPENSE:
  Compensation and other employee benefits  . . . . . .        1,795        1,645            5,517       4,506
  Federal insurance special assessment  . . . . . . . .        1,968           --            1,968          --
  Federal insurance premiums  . . . . . . . . . . . . .          214          206              632         552
  Data processing . . . . . . . . . . . . . . . . . . .          165          192              529         439
  Occupancy . . . . . . . . . . . . . . . . . . . . . .          197          184              592         466
  Furniture and equipment . . . . . . . . . . . . . . .          180          133              523         345
  Other . . . . . . . . . . . . . . . . . . . . . . . .          856          748            2,503       2,103
                                                            --------    ---------        ---------    --------
    Total non-interest expense  . . . . . . . . . . . .        5,375        3,108           12,264       8,411
                                                            --------    ---------        ---------    --------
Income before income taxes  . . . . . . . . . . . . . .          772        2,315            4,808       7,491
Income taxes  . . . . . . . . . . . . . . . . . . . . .          178          844            1,553       2,895
                                                            --------    ---------        ---------    --------
  Net income  . . . . . . . . . . . . . . . . . . . . .     $    594    $   1,471        $   3,255    $  4,596
                                                            ========    =========        =========    ========

Primary earnings per share  . . . . . . . . . . . . . .     $   0.09    $    0.22        $    0.50    $   0.68
Fully-diluted earnings per share  . . . . . . . . . . .         0.09         0.22             0.50        0.68



     See accompanying Notes to Unaudited Consolidated Financial Statements.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                ADDITIONAL     UNEARNED         UNEARNED
                                                      COMMON      PAID-IN        ESOP             BIP
                                                       STOCK      CAPITAL    COMPENSATION     COMPENSATION
                                                       -----      -------    ------------     ------------
                                                                  (IN THOUSANDS)
Balances at December 31, 1994 . . . . . . . . . .     $   72     $ 70,531      $ (4,412)        $     --
Net income  . . . . . . . . . . . . . . . . . . .         --           --            --               --
Cash dividends  . . . . . . . . . . . . . . . . .         --           --            --               --
Amortization of unearned ESOP  compensation . . .         --          121           732               --
Purchase of common stock  for the BIP, net of
    deferred income tax benefit of $207 . . . . .         --           --            --           (3,568)
Amortization of unearned BIP compensation . . . .         --           --            --              877
Purchase of treasury stock  . . . . . . . . . . .         --           --            --               --
Net change in unrealized holding gain
   on securities available-for-sale,
   net of deferred income taxes of $1,060 . . . .         --           --            --               --
                                                      ------     --------      --------         --------
Balances at December 31, 1995 . . . . . . . . . .         72       70,652        (3,680)          (2,691)
Net income  . . . . . . . . . . . . . . . . . . .         --           --            --               --
Cash dividends  . . . . . . . . . . . . . . . . .         --           --            --               --
Amortization of unearned ESOP compensation  . . .         --          146           561               --
Amortization of unearned BIP compensation . . . .         --           --            --              747
Net change in unrealized holding loss on
   securities available-for-sale, net of
   deferred income tax benefit of $664  . . . . .         --           --            --               --
                                                      ------     --------      --------         --------
Balances at September 30, 1996  . . . . . . . . .     $   72     $ 70,798      $ (3,119)        $ (1,944)
                                                      ======     ========      ========         ========






                                                       TREASURY
                                                        STOCK,    UNREALIZED      RETAINED
                                                       AT COST   GAINS/LOSSES     EARNINGS         TOTAL
                                                       -------   -------------    --------         -----
                                                                           (IN THOUSANDS)
Balances at December 31, 1994 . . . . . . . . . .          --          (814)      $  29,358       $ 94,735
Net income  . . . . . . . . . . . . . . . . . . .                        --           5,944          5,944
Cash dividends  . . . . . . . . . . . . . . . . .                        --            (319)          (319)
Amortization of unearned ESOP  compensation . . .          --            --              --            853
Purchase of common stock  for the BIP, net of
deferred income tax benefit of $207 . . . . .              --            --            (311)        (3,879)
Amortization of unearned BIP compensation . . . .          --            --              --            877
Purchase of treasury stock  . . . . . . . . . . .       (4,691)          --              --         (4,691)
Net change in unrealized holding gain
   on securities available-for-sale,
   net of deferred income taxes of $1,060 . . . .          --         1,842              --          1,842
                                                       -------      -------        --------       ---------
Balances at December 31, 1995 . . . . . . . . . .       (4,691)       1,028          34,672         95,362
Net income  . . . . . . . . . . . . . . . . . . .          --            --           3,255          3,255
Cash dividends  . . . . . . . . . . . . . . . . .          --            --          (1,219)        (1,219)
Amortization of unearned ESOP compensation  . . .          --            --             245            952
Amortization of unearned BIP compensation . . . .          --            --              --            747
Net change in unrealized holding loss on
   securities available-for-sale, net of
   deferred income tax benefit of $664                     --            --          (1,269)        (1,269)
                                                      -------       -------       ---------       --------
Balances at September 30, 1996  . . . . . . . . .     $(4,691)      $  (241)       $ 36,953       $ 97,828
                                                      =======       ========      =========       ========

    See accompanying Notes to Unaudited Consolidated Financial Statements.

                 FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)



                                                                                    NINE MONTHS
                                                                                ENDED SEPTEMBER 30,
                                                                      -----------------------------------------
                                                                          1996                         1995
                                                                      ------------                  -----------
                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   3,255                   $  4,596
Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
  Provisions for loan losses  . . . . . . . . . . . . . . . . . .             131                         73
  Net gain on sales of foreclosed properties  . . . . . . . . . .              (2)                        (6)
  Net loss (gain) on loans held-for-sale  . . . . . . . . . . . .             312                       (534)
  Net gain on securities  . . . . . . . . . . . . . . . . . . . .             (11)                      (301)
  Provisions for depreciation . . . . . . . . . . . . . . . . . .             443                        272
  Net amortization of premiums on investment
    and mortgage-related securities . . . . . . . . . . . . . . .               8                          8
  Amortization of intangibles . . . . . . . . . . . . . . . . . .             260                         81
  Loans originated for sale . . . . . . . . . . . . . . . . . . .         (26,212)                   (10,550)
  Proceeds from sales of loans  . . . . . . . . . . . . . . . . .           7,623                     16,176
  Amortization of unearned ESOP compensation  . . . . . . . . . .             952                        616
  Amortization of unearned BIP compensation . . . . . . . . . . .             747                        548
  Decrease in current and deferred income taxes . . . . . . . . .            (456)                      (774)
  Increase in interest receivable . . . . . . . . . . . . . . . .            (779)                      (951)
  Increase in interest payable  . . . . . . . . . . . . . . . . .             490                        619
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,477                      1,185
                                                                        ---------                   --------
    Net cash provided (used) by operating activities  . . . . . .         (11,762)                    11,058

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities
  held to maturity  . . . . . . . . . . . . . . . . . . . . . . .              92                      2,591
Proceeds from calls of investment securities
  available-for-sale  . . . . . . . . . . . . . . . . . . . . . .           2,000                         --
Purchases of investment securities available-for-sale . . . . . .          (1,990)                        --
Purchases of mortgage-related securities available-for-sale . . .         (44,409)                   (72,412)
Proceeds from sales of mortgage-related securities
  available-for-sale  . . . . . . . . . . . . . . . . . . . . . .              --                     11,026
Principal repayments on mortgage-related securities . . . . . . .          12,316                      4,564
Purchase of Federal Home Loan Bank stock  . . . . . . . . . . . .          (4,735)                    (3,686)
Increase in loans receivable  . . . . . . . . . . . . . . . . . .         (51,000)                   (61,438)
Purchases of loans  . . . . . . . . . . . . . . . . . . . . . . .            (692)                   (22,337)
Proceeds from sales of foreclosed properties  . . . . . . . . . .             378                        239
Net purchases of office properties and equipment  . . . . . . . .          (1,186)                    (2,142)
                                                                        ---------                   --------
    Net cash used by investing activities . . . . . . . . . . . .         (89,226)                  (143,595)



     See accompanying Notes to Unaudited Consolidated Financial Statements.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

                                  (UNAUDITED)


                                                                                        NINE MONTHS
                                                                                    ENDED SEPTEMBER 30,
                                                                             ----------------------------------
                                                                               1996                     1995
                                                                             --------                 ---------
                                                                                      (IN THOUSANDS)
FINANCING ACTIVITIES:
Net increase (decrease) in deposits . . . . . . . . . . . . . . .            $  5,510                 $ (1,280)
Purchase of deposits  . . . . . . . . . . . . . . . . . . . . . .                  --                   55,548
Premium paid to acquire deposits  . . . . . . . . . . . . . . . .                  --                   (4,166)
Net increase in short-term Federal Home Loan Bank advances  . . .              97,100                   50,500
Borrowings under long-term Federal Home Loan Bank advances  . . .                  --                   42,000
Decrease in advance payments by
  borrowers for taxes and insurance . . . . . . . . . . . . . . .                (314)                    (122)
Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . .              (1,219)                      --
Purchase of treasury stock  . . . . . . . . . . . . . . . . . . .                  --                   (4,691)
Purchase of common stock for the BIP  . . . . . . . . . . . . . .                  --                   (1,318)
                                                                             --------                 --------
Net cash provided by financing activities . . . . . . . . . . . .             101,077                  136,471
                                                                             --------                 ---------
Increase in cash and cash equivalents . . . . . . . . . . . . . .                  89                    3,934
Cash and cash equivalents at beginning of period  . . . . . . . .              13,467                    8,546
                                                                             --------                 --------
Cash and cash equivalents at end of period  . . . . . . . . . . .            $ 13,556                 $ 12,480
                                                                             ========                 ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid or credited to accounts during the period for:
  Interest paid on deposits . . . . . . . . . . . . . . . . . . .            $ 12,929                 $ 10,747
  Interest paid on borrowings . . . . . . . . . . . . . . . . . .               8,343                    4,014
  Income taxes paid, net of refunds . . . . . . . . . . . . . . .               1,863                    3,716
Non-cash investing activities:
  Loans receivable transferred to foreclosed properties
    and repossessed assets  . . . . . . . . . . . . . . . . . . .                 163                      483


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

2.       BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

3.       PER SHARE DATA

         Earnings per share of common stock for the three months and nine months ended September 30, 1996 and September 30, 1995 have been determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Book value per share of common stock at September 30, 1996 and December 31, 1995 has been determined by dividing total shareholders' equity by the number of shares of common stock outstanding at the respective dates. Stock options and First Federal Bank of Eau Claire, F.S.B. Incentive Plan and Trust (the "BIP") shares are regarded as common stock equivalents and are, therefore, considered in the computation of earnings per share using the treasury stock method.

         The computation of earnings per common share is as follows:

                                                                THREE MONTHS                 NINE MONTHS
                                                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                             -------------------         -------------------
                                                             1996          1995          1996          1995
                                                         -----------   -----------    -----------   -----------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income for the period . . . . . . . . . . . . . .    $     594     $   1,471       $   3,255     $  4,596
                                                         =========     =========       =========     ========
Primary earnings per common share:
Weighted average common shares
  outstanding during period . . . . . . . . . . . . .    6,293,567     6,559,323       6,250,946    6,707,585
Net effect of dilutive stock
  options and BIP shares  . . . . . . . . . . . . . .      211,208       101,830         195,777       37,482
                                                         ---------     ---------       ---------     --------
                                                         6,504,775     6,661,153       6,446,723    6,745,067
                                                         =========     =========       =========     =========

Primary earnings per common shares  . . . . . . . . .    $    0.09     $    0.22       $    0.50     $   0.68

Fully-diluted earnings per common share:
Weighted average common shares
  outstanding during period . . . . . . . . . . . . .    6,293,567     6,559,323       6,250,946    6,707,585
Net effect of dilutive stock
  options and BIP shares  . . . . . . . . . . . . . .      274,840       134,088         298,852       67,290
                                                         ---------     ---------       ---------     --------
                                                         6,568,407     6,693,411       6,549,798    6,774,875
                                                         =========     =========       =========    =========

Fully-diluted earnings per common share . . . . . . .    $    0.09     $    0.22       $    0.50     $   0.68




                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

The computation of book value per common share is as follows:


                                                             SEPTEMBER 30, 1996          DECEMBER 31, 1995
                                                             ------------------          -----------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Common shares outstanding at
   the end of the period (1)  . . . . . . . . . . . . . .        6,855,379                  6,855,379
Total shareholders' equity at the end of the period . . .        $  97,828                  $  95,362
Book value per common share . . . . . . . . . . . . . . .        $   14.27                  $   13.91

-------------------------------------

(1) Includes as outstanding all shares owned by the First Federal Bank of Eau Claire, F.S.B. Employee Stock Ownership Plan (the "ESOP") and the BIP.


4.       ACCOUNTING CHANGES

         Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." SFAS No. 114 and No. 118 require that impaired loans be measured at the present value of expected future cash flows discounted at the loan's initial effective interest rate, or as a practical expedient, at the loan's observative market price or the fair value of the collateral if the loan is collateral dependent. Homogeneous loans, such as one- to four-family residential loans and one- to four-family construction loans and most categories of consumer loans, are excluded from this requirement. SFAS No. 118 eliminates the provisions in SFAS No. 114 that describe how a creditor should report interest income on an impaired loan and allows a creditor to use existing methods to recognize, measure and display interest income on an impaired loan. The effect of the adoption of SFAS No. 114 and No. 118 as of January 1, 1995, was not material to the financial statements and, as such, has not been separately disclosed. The evaluation of collateral values and expected cash flows is inherently subjective as it requires material estimates involving the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

         Effective January 1, 1996, the Company adopted SFAS No. 122, "Accounting For Mortgage Servicing Rights, an Amendment of SFAS No. 65." SFAS No. 122 requires the cost of originating mortgage servicing rights to be capitalized separately from the cost of originating a loan when a definitive plan to sell or securitize mortgage loans and retain the mortgage servicing rights exists. Once recorded, mortgage servicing rights are amortized in proportion to expected net servicing income. As a result of the adoption of SFAS No. 122, during the three months and nine months ended September 30, 1996, the Company capitalized mortgage servicing rights of $23,000 and $187,000, respectively, upon the sale or recognition of a definitive plan to sell or securitize mortgage loans with mortgage servicing rights retained.

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

5.       SECURITIES

         The amortized cost and estimated fair values of the Company's available-for-sale securities are as follows:


                                                                           GROSS UNREALIZED      ESTIMATED
                                                            AMORTIZED    -----------------------    FAIR
                                                               COST       GAINS        LOSSES       VALUE
                                                           ------------ ---------    ----------   ---------
                                                                            (IN THOUSANDS)
AT SEPTEMBER 30, 1996:
  Investment securities:
    U.S. Government and agency securities . . . . . . .    $  5,810       $   61      $   --     $   5,871
    FHLMC preferred stock . . . . . . . . . . . . . . .       1,000           15          --         1,015
                                                              -----        -----       -----         -----
      Total investment securities . . . . . . . . . . .       6,810           76          --         6,886
  Mortgage-related securities:
    Mortgage-backed securities  . . . . . . . . . . . .      14,506          242          37        14,711
    Adjustable rate mortgage loan mutual fund . . . . .      12,011           --         296        11,715
    Collateralized mortgage obligations and REMICs  . .     120,445        1,161       1,534       120,072
    Collateralized mortgage obligation
      residual interest . . . . . . . . . . . . . . . .          50           --          --            50
                                                           --------      -------      ------       -------
        Total mortgage-related securities . . . . . . .     147,012        1,403       1,867       146,548
                                                            -------        -----       -----       -------
                                                           $153,822       $1,479      $1,867      $153,434
                                                           ========       ======      ======      ========
AT DECEMBER 31, 1995:
  Investment securities:
    U.S. Government and agency securities . . . . . . .    $  5,826       $  146      $   --     $   5,972
    FHLMC preferred stock . . . . . . . . . . . . . . .       1,000           35          --         1,035
                                                             ------        -----       -----      --------
      Total investment securities . . . . . . . . . . .       6,826          181          --         7,007
  Mortgage-related securities:
      Mortgage-backed securities  . . . . . . . . . . .      16,614          459          37        17,036
      Adjustable rate mortgage loan mutual fund . . . .      11,506           --         273        11,233
      Collateralized mortgage obligations and REMICs  .      86,732        1,362         147        87,947
      Collateralized mortgage obligation
       residual interest  . . . . . . . . . . . . . . .          61           --          --            61
                                                           --------       ------       -----      --------
        Total mortgage-related securities . . . . . . .     114,913        1,821         457       116,277
                                                            -------        -----        ----       -------
                                                           $121,739       $2,002       $ 457      $123,284
                                                           ========       ======       =====      ========




                 FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

6.       LOANS RECEIVABLE

         Loans receivable are summarized as follows:

                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                   1996             1995
                                                                               ------------    ---------------
                                                                                       (IN THOUSANDS)
RESIDENTIAL REAL ESTATE LOANS:
  One- to four-family . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  401,111       $  360,169
  Construction  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,783           21,784
                                                                                ----------       ----------
     Total residential real estate loans  . . . . . . . . . . . . . . . . .        425,894          381,953

NON-RESIDENTIAL AND OTHER REAL ESTATE LOANS:
  Multi-family  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,918            5,937
  Commercial  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,918            3,654
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,144            2,388
  Construction and development  . . . . . . . . . . . . . . . . . . . . . .          7,133            7,263
                                                                                ----------       ----------
     Total non-residential and other real estate loans  . . . . . . . . . .         19,113           19,242

CONSUMER LOANS:
  Home equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,423           28,321
  Education . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,282           19,014
  Automobile  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,412           15,855
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,816            5,105
                                                                                ----------       ----------
     Total consumer loans . . . . . . . . . . . . . . . . . . . . . . . . .         76,933           68,295
                                                                                ----------       ----------
     Gross loans receivable . . . . . . . . . . . . . . . . . . . . . . . .        521,940          469,490

LESS:
  Undisbursed loan proceeds . . . . . . . . . . . . . . . . . . . . . . . .         11,135            9,731
  Deferred loan fees and discounts  . . . . . . . . . . . . . . . . . . . .          1,272            1,699
  Allowance for loan losses . . . . . . . . . . . . . . . . . . . . . . . .            857              782
                                                                                ----------       ----------
                                                                                    13,264           12,212
                                                                                ----------       ----------
                                                                                $  508,676       $  457,278
                                                                                ==========       ==========


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

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

         The following table summarizes the Bank's capital and ratios and the capital and ratios required by the Office of Thrift Supervision ("OTS"):

                                                                 TANGIBLE           CORE          RISK-BASED
                                                                  CAPITAL          CAPITAL          CAPITAL
                                                                  -------          -------          -------
                                                                          (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 1996:
    Bank capital  . . . . . . . . . . . . . . . . . . . . .      $69,977          $69,977          $69,977
    Add: Net unrealized holding loss on securities
             available-for-sale   . . . . . . . . . . . . .          241              241              241
    Less: Non-qualifying intangibles  . . . . . . . . . . .       (3,739)          (3,739)          (3,739)
           Non-qualifying originated  mortgage
             servicing rights   . . . . . . . . . . . . . .           (3)              (3)              (3)
    Add: General allowance for losses   . . . . . . . . . .           --               --              830
                                                               ---------         --------            -----
                                                                  66,476           66,476           67,306
    Required regulatory capital   . . . . . . . . . . . . .       10,872           21,743           27,326
                                                                 -------          -------          -------
      Excess  . . . . . . . . . . . . . . . . . . . . . . .      $55,604          $44,733          $39,980
                                                                 =======          =======          =======
    Bank capital ratios   . . . . . . . . . . . . . . . . .         9.17%            9.17%           19.70%
    Required regulatory ratios  . . . . . . . . . . . . . .         1.50             3.00             8.00
                                                                    ----             ----             ----
      Excess  . . . . . . . . . . . . . . . . . . . . . . .         7.67%            6.17%           11.70%
                                                                    ====             ====            =====
AT DECEMBER 31, 1995:
    Bank capital  . . . . . . . . . . . . . . . . . . . . .      $67,663          $67,663          $67,663
    Less: Net unrealized holding gain on securities
             available-for-sale   . . . . . . . . . . . . .       (1,028)          (1,028)          (1,028)
            Non-qualifying intangibles  . . . . . . . . . .       (3,999)          (3,999)          (3,999)
    Add: General allowance for losses   . . . . . . . . . .           --               --              767
                                                                 -------          -------           ------
                                                                  62,636           62,636           63,403
    Required regulatory capital   . . . . . . . . . . . . .        9,249           18,498           23,475
                                                                 -------          -------          -------
      Excess  . . . . . . . . . . . . . . . . . . . . . . .      $53,387          $44,138          $39,928
                                                                 =======          =======          =======
    Bank capital ratios   . . . . . . . . . . . . . . . . .        10.16%           10.16%           21.61%
    Required regulatory ratios  . . . . . . . . . . . . . .         1.50             3.00             8.00
                                                                   -----            -----            -----
      Excess  . . . . . . . . . . . . . . . . . . . . . . .         8.66%            7.16%           13.61%
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

9.       MERGER

         On September 16, 1996, the Company entered into an Agreement and Plan of Merger (the "Agreement") whereby the Company will be acquired by Mutual Savings Bank, a Wisconsin chartered mutual savings bank. Under the terms of the Agreement, the Company's shareholders will receive $18.85 in cash for each share owned, subject to certain upward price adjustments. Subject to shareholder and regulatory approvals, as well as various other conditions of closing, the transaction is expected to be completed in the later part of the first quarter of 1997.

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

         The earnings of the Company depend primarily on net interest income, which is the difference between interest earned on interest-earning assets, consisting primarily of mortgage and consumer loans, mortgage-related securities and other investment securities, and the interest paid on interest-bearing liabilities, consisting primarily of deposits and advances from the Federal Home Loan Bank of Chicago ("FHLB- Chicago"). Net interest income is a function of the Company's "interest rate spread," which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest- earning assets as compared to the average balance of interest-bearing liabilities. The Company's operating results also are affected by the amount of its non-interest income, including loan servicing and loan related fees, gains and losses on loans held-for-sale, mortgage-related securities and other investment securities, as well as transactional and other fee income. The Company's non-interest expense consists principally of employee compensation, occupancy expenses and federal deposit insurance premiums. The Company's operating results are significantly affected by general economic and competitive conditions, most particularly the changes in market interest rates, government policies and actions by regulatory authorities.

FORWARD-LOOKING STATEMENTS

         The discussion in this Form 10-Q includes certain forward-looking statements based upon management expectations. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; deposit flows; cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Company's loan and investment portfolios.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RECENT REGULATORY DEVELOPMENT RELATED TO DEPOSIT INSURANCE

         Deposits of the Bank currently are insured to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The FDIC also insures commercial bank deposits under the Bank Insurance Fund ("BIF").
Premium levels are set to permit the funds to be capitalized at a level equal to 1.25% of total fund deposits. As the funds reach their designated ratios, the FDIC has authority to lower fund premium assessments to rates sufficient to maintain the designated reserve ratio. In May 1995, the BIF achieved its designated ratio and the FDIC reduced assessment rates by four cents per $100 of deposits for all BIF-insured institutions, producing a premium rate schedule ranging from zero (i.e. whereby such institutions will be subject only to a $2,000 minimum annual premium) to 27 cents per $100 of deposits depending on the institution's risk-based premium category. Based on these assessment rate modifications, the majority of BIF members now pay only a $2,000 minimum annual premium. The SAIF has not achieved its designated reserve ratio and is not anticipated to do so prior to year 2001. Premium rates for SAIF-insured members are being paid at an average of 23.4 cents per $100 of deposits. The new assessment rate provisions have placed SAIF member institutions at a competitive disadvantage based on their higher deposit insurance premium obligations.

         Congress recently addressed the deposit insurance premium disparity with passage of the "Deposit Insurance Funds Act of 1996" (the "DIF Act") as part of an Omnibus Appropriations Bill signed into law on September 30, 1996. Pursuant to the terms of the DIF Act,the FDIC was directed to impose a special assessment on SAIF-assessable deposits at a rate that would cause the SAIF to achieve its designated reserve ratio of 1.25% of SAIF-insured deposits as of October 1, 1996. The DIF Act requires that the special assessment be applied against the SAIF-assessable deposits held by institutions as of March 31, 1995. Pursuant to a final rule issued by the FDIC on October 16, 1996, the special assessment rate was determined to be 65.7 basis points. This one-time special assessment will fully capitalize SAIF, and will be collected on November 27, 1996.

         Based on the special assessment being imposed at 65.7 basis points per $100 of insurable deposits, the amount of the assessment to the Bank would be approximately $2.0 million. The special assessment will have the effect of reducing the Bank's earnings and capital by the after-tax amount of the assessment as of the date of enactment, which is estimated to be $1.2 million, or $0.18 per share. As described below, with the recapitalization of the SAIF, BIF and SAIF premiums are expected to be comparable and it is anticipated that the Bank's FDIC premium expense will be reduced in future periods.

         On October 16, 1996, the FDIC published a proposed rule which would establish a permanent SAIF base assessment schedule at a range of 4 to 31 basis points. The proposed rule also called for an adjusted assessment schedule reducing these rates by 4 basis points to reflect current conditions, producing an effective SAIF assessment range of 0 to 27 basis points, beginning October 1, 1996. This assessment range is comparable to the current schedule for BIF-institutions. A special interim rate schedule ranging from 18 to 27 basis points applies to SAIF- member savings associations for the last quarter of 1996, reflecting that assessments related to certain bond obligations are included in the SAIF rates for these institutions during that period.

         The DIF Act addresses other matters which will affect the Bank. Certain bond obligations of the Financing Corporation ("FICO"), which were issued to ameliorate the savings and loan crisis in the 1980's, will be shared by all insured depository institutions beginning after December 31, 1996. This obligation had previously been the sole responsibility of SAIF-insured institutions and had been funded through SAIF assessments. The DIF Act eliminates the statutory link between FICO's assessments and amounts authorized to be assessed by the SAIF, effective January 1, 1997. All insured institutions will pay an annual assessment to fund interest payments on the FICO bonds. Beginning in 1997, BIF- member institutions will pay one-fifth the rate to be paid by SAIF members, for the first three years. After January 1, 2000, BIF and SAIF members will share the FICO payments on a pro-rata basis, which will be assessed at 2.4 basis points, until the bonds mature in 2017.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         In addition, the DIF Act provides for the merger of BIF and SAIF into a single Deposit Insurance Fund. This provision will be effective January 1, 1999 assuming that no insured depository institution is a savings association on that date. This legislation contemplates that the savings association charter will be phased out over that period of time. The DIF Act also calls for the Secretary of the Treasury to undertake a study concerning the development of a common charter for all insured depository institutions and the abolition of separate and distinct charters for banks and savings associations.

         Management anticipates that the Bank, after consideration of the one-time assessment described above, will continue to exceed all the regulatory minimum capital levels and that the reduction in the premium rate will result in the recapture of the special assessment in less than three years. Although management is unable to predict the ultimate effect on Company operations of the FICO bond assessments, the merger of the BIF and SAIF, and the potential abolition of separate and distinct charters for banks and savings associations, management does not presently anticipate that these provisions will have a material impact on the financial condition of the Company in future periods.

CHANGES IN FINANCIAL CONDITION

         General. The Company's total assets increased $107.2 million, or 17.3%, to $728.8 million at September 30, 1996, compared to $621.6 million at December 31, 1995. The funds were primarily invested in mortgage-related securities, which increased by $30.2 million, and loans, including loans held-for-sale, which increased by $69.6 million during the nine months ended September 30, 1996. The increase was primarily funded by an increase in FHLB-Chicago advances of $97.1 million to $248.1 million at September 30, 1996, from $151.0 million at December 31, 1995.

         Cash. Cash decreased by $320,000 to $9.4 million at September 30, 1996 compared to $9.7 million at December 31, 1995. The decrease was due to fluctuations in cash balances experienced in conducting ordinary banking activities.

         Investment Securities. Investment securities, including securities available-for-sale, federal funds sold, longer-term interest-bearing deposits and Federal Home Loan Bank stock, increased $4.9 million to $23.6 million at September 30, 1996 compared to $18.7 million at December 31, 1995. The increase was primarily due to the purchase of additional FHLB-Chicago stock of $4.7 million. The FHLB-Chicago requires members to own FHLB-Chicago stock in an amount at least equal to 5% of the amount borrowed.

         Mortgage-Related Securities. Mortgage-related securities, all of which were available-for-sale at September 30, 1996 and December 31, 1995, increased $30.2 million to $146.5 million, or 20.1% of total assets, at September 30, 1996 compared to $116.3 million, or 18.7% of total assets at December 31, 1995. The increase in the Company's mortgage-related securities portfolio was primarily the result of the Company's leveraging strategy whereby proceeds from additional FHLB-Chicago advances were used to purchase
mortgage-related securities.   The Company purchased $44.4 million of
mortgage-related securities during the nine months ended September 30, 1996, which consisted primarily of collateralized mortgage obligations ("CMOs") and REMICs. These purchases included $16.7 million of short-to-medium term fixed rate mortgage-related securities, all of which were private issue securities, and $27.7 million of such securities with periodic interest rate adjustment features, of which $24.2 million were private issue securities. When purchased by the Company, private issue securities have credit ratings of AA or better and meet the Federal Financial Institution's Examination Council definition of low-risk securities. At September 30, 1996, none of the credit ratings of any of the private issue securities in the Company's portfolio had been downgraded since the date of purchase. These purchases were partially offset by $12.3 million of principal repayments. The increase in mortgage-related securities was funded by additional short-term FHLB-Chicago advances.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Loans Receivable and Loans Held-For-Sale. Total loans, including loans held-for-sale, increased $69.6 million to $530.2 million at September 30, 1996 compared to $460.6 million at December 31, 1995. One- to four-family residential real estate loans, which is the Company's primary lending activity, increased by $59.2 million to $422.6 million at September 30, 1996. Most of the increase consisted of loan originations, which continued to be strong during the nine months ended September 30, 1996. This increase reflects the Company's continued emphasis on this type of lending and an effort to increase its share of the market. The Company retains in its loan portfolio all adjustable rate mortgage loans and certain fixed rate mortgage loans. The Company generally sells longer term fixed rate residential mortgage loans as part of its overall interest rate risk management strategy.

         Deposits. Deposits increased by $5.5 million to $374.0 million at September 30, 1996 compared to $368.5 million at December 31, 1995. Deposits are the Company's main source of funds for lending and other investment purposes. The level of deposits is heavily influenced by factors such as the general level of short and long-term interest rates as well as alternative yields that investors may obtain on competing investment securities, such as money market mutual funds. The weighted average nominal interest rate on deposits decreased by eleven basis points during the nine months ended September 30, 1996 to 4.64% at September 30, 1996, compared to 4.75% at December 31, 1995 as a result of the acquisition of certificates of deposit in 1996 at market interest rates lower than those maturing in 1996, partially offset by an increase in rates paid on money market accounts. The Company currently does not solicit brokered deposits as a source of funds; however, management of the Company may evaluate opportunities to acquire brokered deposits in the future.

         Borrowed Funds. FHLB-Chicago advances increased by $97.1 million to $248.1 million at September 30, 1996 compared to $151.0 million at December 31, 1995. The increase in the Company's FHLB-Chicago advances was primarily the result of the Company's strategy to leverage its capital base by using the proceeds from additional FHLB-Chicago advances to originate and purchase additional loans and mortgage-related securities. The proceeds from these short-term advances were used to purchase longer term fixed and adjustable rate CMOs and REMICs and originate and purchase loans. In a rising rate environment, such short term borrowings present the risk that upon maturity dates, the interest rate on these borrowings may increase. The weighted average interest rate paid on borrowed funds decreased by ten basis points to 5.72% at September 30, 1996, compared to 5.82% at December 31, 1995, as a result of the decrease in market interest rates on short-term advances.

         The Bank is required to maintain unencumbered one- to four-family first mortgage loans, mortgage-related securities or U.S. Treasury and agency obligations in its portfolio based on a borrowing to collateral ratio that ranges from 60% of amortized cost to 90% of fair market value. In addition, these advances are collateralized by all FHLB stock owned by the Bank. At September 30, 1996, the Bank's total potential borrowings with the FHLB-Chicago, which is limited to 35% of the Bank's total assets less borrowings from other sources, was approximately $255 million, of which the Bank had used $248.1 million of such borrowing limit at September 30, 1996.

         Shareholders' Equity. Shareholders' equity increased by $2.4 million during the nine months ended September 30, 1996 to $97.8 million at September 30, 1996, compared to $95.4 million at December 31, 1995. The increase in shareholders' equity was due to the combined effects of $3.3 million of net income, $952,000 for the amortization of unearned ESOP compensation and $747,000 for the amortization of unearned BIP compensation, partially offset by payment of cash dividends of $1.2 million and a $1.3 million increase of net unrealized holding losses on securities available-for-sale, net of deferred income tax benefits.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

         Performance Summary. Net income for the three months ended September 30, 1996 decreased $877,000 to $594,000 compared to $1.5 million for the three months ended September 30, 1995, and net income for the nine months ended September 30, 1996 decreased $1.3 million to $3.3 million compared to $4.6 million for the nine months ended September 30, 1995. The decrease for the three month period was due to the combined effects of a $589,000 increase in net interest income, a $116,000 increase in non-interest income, a $2.3 million increase in non-interest expense ($2.0 million of which was attributable to the federal insurance special assessment), a $19,000 decrease in provision for loan losses and a $666,000 decrease in income taxes. The decrease for the nine month period was due to the combined effects of a $2.4 million increase in net interest income, a $1.2 million decrease in non-interest income, a $3.9 million increase in non-interest expense ($2.0 million of which was attributable to the federal insurance special assessment), a $58,000 increase in provision for loan losses and a $1.3 million decrease in income taxes.

         The following table sets forth the return on average assets and return on average equity for the periods indicated.

                                                                THREE MONTHS                 NINE MONTHS
                                                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                             -------------------         -------------------
                                                             1996           1995         1996          1995
                                                         -----------    -----------   -----------   -----------
Return on average assets (annualized) . . . . . . . .         0.33%          1.04%         0.63%       1.18%
Return on average equity (annualized) . . . . . . . .         2.42           6.05          4.48        6.32

         Net Interest Income. Net interest income, which is the excess of interest earned on loans and other interest-earning assets over interest expense on deposits and borrowed funds, is the major component of earnings for the Company. The following table sets forth certain information related to net interest income.

                                                                THREE MONTHS                 NINE MONTHS
                                                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                             -------------------         -------------------
                                                             1996           1995         1996          1995
                                                         -----------    -----------   -----------   -----------
                                                                          (DOLLARS IN THOUSANDS)
Total interest income . . . . . . . . . . . . . . . .     $ 13,121       $ 10,719       $ 37,655    $ 28,870
Average interest-earning assets . . . . . . . . . . .      690,154        542,937        658,470     500,557
Average yield on interest-earning assets(1) . . . . .         7.60%          7.90%          7.62%       7.69%
Total interest expense  . . . . . . . . . . . . . . .      $ 7,619        $ 5,806       $ 21,762    $ 15,380
Average interest-bearing liabilities  . . . . . . . .      603,610        457,087        574,568     412,091
Average rate on interest-bearing liabilities(1) . . .         5.05%          5.08%          5.05%       4.98%
Net interest income . . . . . . . . . . . . . . . . .     $  5,502       $  4,913       $ 15,893    $ 13,490
Average net earning assets  . . . . . . . . . . . . .       86,544         85,850         83,902      88,466
Interest rate spread during period(1)(2)  . . . . . .         2.55%          2.82%          2.57%       2.71%
Net interest margin(1)(3) . . . . . . . . . . . . . .         3.19           3.62           3.22        3.59
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

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



      Net interest income increased by $589,000 or 12.0% to $5.5 million for the three months ended September 30, 1996 compared to $4.9 million for the three months ended September 30, 1995, and increased $2.4 million or 17.8% to $15.9 million for the nine months ended September 30, 1996 compared to $13.5 million for the nine months ended September 30, 1995. The increase in net interest income was primarily due to an increase in total average interest-earning assets. Total average interest-earning assets increased by $147.3 million to $690.2 million for the three months ended September 30, 1996 compared to $542.9 million for the three months ended September 30, 1995, and increased $157.9 million to $658.5 million for the nine months ended September 30, 1996 compared to $500.6 million for the nine months ended September 30, 1995. The increase in total average interest-earning assets was primarily the result of (i) the $51.4 million of deposits, net of the premium paid, assumed in connection with the Branch Acquisitions and the reinvestment of these net deposits in interest-earning assets; and (ii) the Company's strategy to leverage its capital base by using the proceeds from additional FHLB-Chicago advances to originate and purchase additional loans and mortgage-related securities. The effects of the increase in average interest-earning assets during both the three and nine-month periods in 1996 was partially offset by a modest decrease in the Company's interest rate spread during the periods.

      Interest Income. Total interest income increased $2.4 million or 22.4% to $13.1 million for the three months ended September 30, 1996, compared to $10.7 million for the three months ended September 30, 1995, and increased $8.8 million or 30.4% to $37.7 million for the nine months ended September 30, 1996 compared to $28.9 million for the nine months ended September 30, 1995. The increase in interest income was primarily the result of (i) a $1.5 million and a $5.7 million increase in interest on loans, respectively; and (ii) a $834,000 and a $3.1 million increase in interest on mortgage-related securities, respectively. The increase in interest income on loans for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 was due to a $89.6 million increase in the average balance of loans, partially offset by a 22 basis point decrease in the average yield on the loan portfolio. The increase in interest income on loans for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995 was due to a $92.4 million increase in the average balance of loans, combined with an eight basis point increase in the average yield on the loan portfolio. The decrease in average yield on loans for the three months ended September 30, 1996 compared to the three months ended September 30, 1995, was attributable to the origination of mortgage loans in 1996 at rates lower than the portfolio average at September 30, 1995. The increase in average yield on loans for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995 was attributable to the origination and purchase of loans in 1996 at rates higher than the portfolio average for the nine months ended September 30, 1995. The increase in interest income on mortgage- related securities for the three months and nine months ended September 30, 1996 compared to the three months and nine months ended September 30, 1995 was the result of a $55.7 million and a $65.1 million increase in the average balance of such securities, respectively, partially offset by a 53 basis point and a 45 basis point decrease in the average yield, respectively. The decrease in the average yield on mortgage-related securities was attributable to the purchase of mortgage-related securities in the most recent four quarters at rates lower than the portfolio average.

      Interest Expense. Total interest expense increased by $1.8 million to $7.6 million for the three months ended September 30, 1996 compared to $5.8 million for the three months ended September 30, 1995, and increased $6.4 million to $21.8 million for the nine months ended September 30, 1996 compared to $15.4 million for the nine months ended September 30, 1995. The increase in interest expense for the three months ended September 30, 1996 was the result of (i) an increase in average interest-bearing liabilities of $146.5 million or 32.1%, to $603.6 million for the three months ended September 30, 1996 compared to $457.1 million for the three months ended September 30, 1995; and (ii) a three basis point decrease in the rate paid on average interest-bearing liabilities to 5.05% for the three months ended September 30, 1996, compared to 5.08% for the three months ended September 30, 1995. The increase in interest expense for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 was the result of (i) an increase in average interest-bearing liabilities

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


of $162.5 million, or 39.4%, to $574.6 million for the nine months ended September 30, 1996 compared to $412.1 million for the nine months ended September 30, 1995; and (ii) a seven basis point increase in the rate paid on average interest-bearing liabilities to 5.05% for the nine months ended September 30, 1996, compared to 4.98% for the nine months ended September 30, 1995. The increases in average interest-bearing liabilities were primarily attributable to (i) the increase in average interest-bearing deposits, which increased $23.2 million to $367.9 million for the three months ended September 30, 1996 and $53.5 million to $366.9 million for the nine months ended September 30, 1996; and (ii) the increase in average total borrowings, which increased $123.3 million to $235.7 million for the three months ended September 30, 1996 and $109.0 million to $207.7 milliion for the nine months ended September 30, 1996. The increase in average interest-bearing deposits for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 was primarily the result of the $55.5 million of deposits assumed in connection with the Branch Acquisitions consummated in July 1995. The increase in average total borrowings was primarily the result of the Company's strategy to leverage its capital base by using proceeds from additional FHLB-Chicago advances to originate and purchase additional loans and mortgage-related securities. The decrease in rates paid on average interest-bearing liabilities for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 resulted from (i) a decrease in the average rates paid on deposits from 4.78% for the three months ended September 30, 1995, to 4.69% for the three months ended September 30, 1996; and (ii) a decrease in the average rates paid on total borrowings from 6.01% for the three months ended September 30, 1995, to 5.60% for the three months ended September 30, 1996. The increase in rates paid on average interest-bearing liabilities for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 resulted from (i) an increase in the average rates paid on deposits from 4.63% for the nine months ended September 30, 1995 to 4.74% for the nine months ended September 30, 1996; and (ii) a decrease in the average rates paid on total borrowings from 6.09% for the nine months ended September 30, 1995 to 5.60% for the nine months ended September 30, 1996. The decrease in the average rate paid on deposits for the three months ended September 30, 1996, compared to the three months ended September 30, 1995, was attributable to the acquisition of certificate of deposits in 1996 at rates lower than those maturing in 1996, partially offset by an increase in rates paid on money market accounts. The increase in the average rate paid on deposits for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995 resulted primarily from a decrease in the percentage of lower cost core deposits added to the portfolio in connection with the Branch Acquisitions. The decreases in the average rates paid on total borrowings for these same periods resulted from a decrease in the level of short-term market interest rates.

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

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------------------------------
                                                           1996                            1995
                                                  ------------------------      ---------------------------------
                                                        INTEREST  AVG.               INTEREST   AVE.
                                                  AVERAGE  EARNED/  YIELD/       AVERAGE     EARNED/    YIELD/
                                                  BALANCE    PAID    RATE        BALANCE      PAID       RATE
                                                  -------    ----    ----         -------    ------      ----
ASSETS:                                                                 (DOLLARS IN THOUSANDS)
Mortgage-related securities (1) . . . . . .          $147,357   $ 2,531   6.87%    $ 91,669   $ 1,697   7.40%
                                                     --------   -------            --------   -------
Loans receivable:
  First mortgage loans (2)(3) . . . . . . .           446,406     8,602   7.71      366,665     7,211   7.87
  Consumer loans (3)  . . . . . . . . . . .            74,926     1,626   8.68       65,064     1,500   9.22
                                                     --------   -------            --------   -------
    Total loans receivable  . . . . . . . .           521,332    10,228   7.85      431,729     8,711   8.07
                                                     --------   -------            --------   -------
Investments:
  Interest-bearing deposits with banks  . .               188         3   6.38          348         8   9.20
  Federal funds sold  . . . . . . . . . . .             2,676        34   5.08        1,134        16   5.64
  U.S. Government and other
     marketable securities (4)  . . . . . .             6,811       125   7.34       11,825       182   6.16
  FHLB stock  . . . . . . . . . . . . . . .            11,790       200   6.79        6,232       105   6.74
                                                     --------   -------            --------   -------
    Total investments . . . . . . . . . . .            21,465       362   6.75       19,539       311   6.37
                                                     --------   -------            --------   -------
Total interest-earning assets . . . . . . .           690,154    13,121   7.60      542,937    10,719   7.90
                                                     --------   -------            --------   -------   ----
Non-interest earning assets . . . . . . . .            26,981                        23,655
                                                     --------                      --------
    Total assets  . . . . . . . . . . . . .          $717,135                      $566,592
                                                     ========                      ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
  NOW accounts  . . . . . . . . . . . . . .          $ 41,656       210   2.02      $39,084       191   1.95
  Money market accounts . . . . . . . . . .            43,325       458   4.23       39,009       390   4.00
  Passbook and statement accounts . . . . .            44,300       280   2.53       41,437       270   2.61
  Certificates of deposit . . . . . . . . .           238,595     3,368   5.65      225,105     3,266   5.80
                                                     --------     -----             -------     -----
    Total interest-bearing deposits . . . .           367,876     4,316   4.69      344,635     4,117   4.78
FHLB advances . . . . . . . . . . . . . . .           235,734     3,303   5.60      112,452     1,689   6.01
                                                     --------     -----             -------     -----
    Total interest-bearing liabilities  . .           603,610     7,619   5.05      457,087     5.806   5.08
                                                     --------     -----             -------     -----
Non-interest-bearing deposits . . . . . . .             6,277                         3,366
Other non-interest bearing liabilities  . .             9,261                         8,873
                                                     --------                       -------
    Total liabilities . . . . . . . . . . .           619,148                       469,326
Shareholders' equity  . . . . . . . . . . .            97,987                        97,266
                                                     --------                       -------
   Total liabilities and shareholders' equity        $717,135                      $566,592
                                                     ========                      ========
Net interest income/interest
    rate spread (5) . . . . . . . . . . . .                      $5,502    2.55%               $4,913   2.82%
                                                                 ======    ====                ======   ====
Net interest-earning assets/net
   interest margin (6)  . . . . . . . . . .          $ 86,544              3.19%    $85,850             3.62%
                                                     ========              ====     =======             ====
Ratio of average interest-earning assets to
  average interest-bearing liabilities  . .            114.34%                       118.78%
                                                       ======                        ======


                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------------------------------------
                                                           1996                                 1995
                                                  ------------------------      ------------------------------
                                                        INTEREST  AVE.              INTEREST   AVE.
                                                  AVERAGE  EARNED/  YIELD/       AVERAGE    EARNED/    YIELD/
                                                  BALANCE    PAID    RATE        BALANCE     PAID       RATE
                                                  -------    ----    ----        -------    ------      ----
ASSETS:                                                                   (DOLLARS IN THOUSANDS)
Mortgage-related securities (1) . . . . . .     $142,689   $7,382      6.90%  $ 77,581    $ 4,274     7.35%
                                                --------   ------             --------    -------
Loans receivable:
  First mortgage loans (2)(3) . . . . . . .      424,978   24,709      7.75    343,725     19,767     7.67
  Consumer loans (3)  . . . . . . . . . . .       71,428    4,613      8.61     60,310      3,877     8.57
                                                --------   ------             --------    -------
    Total loans receivable  . . . . . . . .      496,406   29,322      7.88    404,035     23,644     7.80
                                                --------   ------             --------    -------
Investments:
  Interest-bearing deposits with banks  . .          240        9      5.00        618         28     6.04
  Federal funds sold  . . . . . . . . . . .        2,360       91      5.14        592         25     5.63
  U.S. Government and other
     marketable securities (4)  . . . . . .        6,373      333      6.97     12,505        644     6.87
  FHLB stock  . . . . . . . . . . . . . . .       10,402      518      6.64      5,226        255     6.51
                                                --------   ------             --------    -------
    Total investments . . . . . . . . . . .       19,375      951      6.54     18,941        952     6.70
                                                --------   ------             --------    -------
Total interest-earning assets . . . . . . .      658,470   37,655      7.62    500,557     28,870     7.69

Non-interest earning assets . . . . . . . .       26,295                        18,507
                                                --------                      --------
    Total assets  . . . . . . . . . . . . .     $684,765                      $519,064
                                                ========                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
  NOW accounts  . . . . . . . . . . . . . .      $40,646      608      1.99   $ 35,928        535     1.99
  Money market accounts . . . . . . . . . .       40,637    1,238      4.06    636,511      1,074     3.92
  Passbook and statement accounts . . . . .       42,400      804      2.53     39,585        753     2.54
  Certificates of deposit . . . . . . . . .      243,207   10,388      5.70    201,411      8,513     5.64
                                                --------   ------             --------    -------
    Total interest-bearing deposits . . . .      366,890   13,038      4.74    313,435     10,875     4.63
FHLB advances . . . . . . . . . . . . . . .      207,678    8,724      5.60     98,656      4,505     6.09
                                                --------   ------             --------    -------
    Total interest-bearing liabilities  . .      574,568   21,762      5.05    412,091     15,380     4.98
                                                           ------      ----               -------     ----
Non-interest-bearing deposits . . . . . . .        5,273                         2,492
Other non-interest bearing liabilities  . .        8,117                         7,547
                                                --------                      --------
    Total liabilities . . . . . . . . . . .      587,958                       422,130
Shareholders' equity  . . . . . . . . . . .       96,807                        96,934
                                                --------                      --------
   Total liabilities and shareholders' equity   $684,765                      $519,064
                                                ========                      ========
Net interest income/interest
    rate spread (5) . . . . . . . . . . . .               $15,893      2.57%              $13,490     2.71%
                                                          =======      ====               =======     ====
Net interest-earning assets/net
   interest margin (6)  . . . . . . . . . .      $83,902               3.22%  $ 88,466
                                                 =======               ====   ========                3.59%
                                                                                                      ====
Ratio of average interest-earning assets to
  average interest-bearing liabilities  . .       114.60%                       121.47%
                                                  ======                        ======

--------------------------

(1) Includes mortgage-related securities available for sale, excluding fair value adjustments.
(2) Includes loans held-for-sale, excluding lower of cost or market value adjustment.
(3)     Includes non-accrual loans, excluding allowance for loan losses.
(4) Includes U.S. Government securities and other marketable securities available-for-sale, excluding fair value adjustments.
(5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Provision for Loan Losses.   Provisions for loan losses are charged to
operations to adjust the total allowance for loan losses to a level considered appropriate by management. For loans that meet the definition of impaired under SFAS No. 114, which the Company defines as multi-family residential, commercial and commercial construction loans for which management does not anticipate receiving all principal and interest payments when due, an allowance for loan losses is established primarily based on the difference between the carrying value of the loans and the fair value of the collateral. Generally, the Company considers a loan to be impaired when the borrower is 90 days or more delinquent with respect to principal or interest or management obtains information which indicates that it is probable that the Company will not collect principal and interest payments when due. For non-impaired and homogeneous loan portfolios, which include one-to four family residential, one-to four family construction, land and consumer loans, management established loan loss percentages for each component of the Company's asset classification categories, which consist of non-classified, substandard, doubtful and loss. These allowance for loan loss percentages have been established in accordance with management's judgment regarding historical loss experience, the condition and composition of the Company's loan portfolio, including the volume and type of lending being conducted, existing and anticipated economic conditions, findings and evaluations during federal regulatory examinations, federal regulatory guidelines and general industry practice. Management periodically reviews the percentages and make adjustments in accordance with their best judgement as a result of changes in any of the above-mentioned factors. At the end of each period, management applies the loan loss percentages to the various categories, in addition to the allowance estimated on impaired loans, and arrives at the appropriate level of the allowance for loan losses to be recorded in the Company's statement of financial condition. Any adjustment to the allowance for loan losses is accomplished through the provision for loan losses for the period, and therefore the provision may be a charge or a credit. The Company's allowance for loan losses was $857,000 or 0.16% of gross loan balances, excluding loans held-for-sale, at September 30, 1996, compared to $782,000 or 0.17% at September 30, 1995. To obtain these allowance levels, during the three months ended September 30, 1996 and 1995, the Company charged $33,000 and $52,000, respectively, against earnings as a provision for loan losses, and during the nine months ended September 30, 1996 and 1995, the Company charged $131,000 and $73,000, respectively, against earnings as a provision for loan losses. The Company charges off a loan when the collection of the amount due is considered unlikely. While the Company's management believes that the allowance for loan losses was adequate at September 30, 1996, future additions to the allowance may be necessary.

         Non-Interest Income. Non-interest income, including gains and losses on loans held-for-sale and mortgage-related securities and investment securities, increased $116,000 to $678,000 for the three months ended September 30, 1996 compared to $562,000 for the three months ended September 30, 1995, and decreased $1.2 million to $1.3 million for the nine months ended September 30, 1996 compared to $2.5 million for the nine months ended September 30, 1995. The changes in non-interest income were primarily attributable to the effect of changes in interest rates on mortgage loans held-for-sale and mortgage-related securities available-for-sale. Loans held-for-sale and commitments to make future loans are recorded at the lower of aggregate cost or market value. Unrealized gains and losses to adjust the carrying value of loans held-for-sale to the lower of their cost or market value and realized gains and losses on the sales of these loans are reported as net gain or loss on loans held-for-sale. Mortgage-related securities available-for-sale are recorded at fair value with unrealized gains and losses credited or charged directly to equity net of deferred income taxes. Realized gains and losses on the sale of these securities are reported as net gain or loss on mortgage-related securities. For the three and nine months ended September 30, 1996, the Company reported gains of $119,000 and losses of $312,000 on the loans held-for-sale and mortgage-related securities portfolios, respectively, and for the three and nine months ended September 30, 1995, the Company reported gains on these portfolios of $48,000 and $534,000, respectively. These portfolios tend to perform well in stable or decreasing interest rate environments, such as that experienced during the three and nine months ended September 30, 1995, but can experience losses during periods of increasing interest rates such as that experienced during most of 1996.

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

         For the three months ended September 30, 1996, the Company recognized gains of $95,000, and for the nine months ended September 30, 1996, recognized losses of $336,000, on loans held-for-sale and commitments to make future loans. These loans are recorded at the lower of cost or market value and at September 30, 1996 had a carrying value of $21.5 million, or 3.0% of total assets. The gains for the three months ended September 30, 1996 occurred as interest rates generally decreased during the period, causing the market value of the loans held-for-sale and commitments to originate loans to increase above the market value of the loans held-for-sale portfolio at June 30, 1996. The losses for the nine months ended September 30, 1996 occurred as interest rates generally increased during the first six months of the period, causing the market value of the loans held-for-sale and commitments to originate loans to decrease below the historical cost of the loans held-for-sale portfolio. For the three and nine months ended September 30, 1996, $5.4 million and $7.6 million of mortgage loans held-for-sale were sold at losses of $4,000 and $4,000, respectively. For the three and nine months ended September 30, 1995, the Company recognized gains of $10,000 and $66,000, respectively, on loans held-for-sale and commitments to make future loans comprising part of the pipeline. These loans are recorded at the lower of cost or market. These gains occurred as interest rates generally decreased during the period, causing the market value of the loans held-for-sale and commitments to originate loans to increase above the market value of this portfolio at December 31, 1994, but remain below the historical cost of the loans held-for-sale portfolio. During the three and nine months ended September 30, 1995, $10.3 million and $16.1 million of mortgage loans held-for-sale were sold at gains of $10,000 and $66,000, respectively.

         During the nine months ended September 30, 1995, the Company realized a gain of $301,000 on the sale of $10.7 million of mortgage- related securities available-for-sale. These securities were formed from mortgage loans originated by the Company and subsequently transferred from the mortgage-related securities classified as trading portfolio to the mortgage-related securities available-for-sale portfolio during 1994. During the three and nine months ended September 30, 1996 and during the three months ended September 30, 1995, there were no sales of mortgage-related securities. At September 30, 1996 and 1995, the Company did not have any securities in its mortgage-related securities classified as trading portfolio.

         The following table sets forth the percentage of non-interest income, exclusive of net gains or losses on loans held-for-sale, mortgage-related securities and investment securities, to average assets.

                                                                 THREE MONTHS                 NINE MONTHS
                                                               ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                            -----------------------     -----------------------
                                                              1996           1995         1996          1995
                                                           -----------    -----------   -----------   -----------
                                                                          (DOLLARS IN THOUSANDS)
Other non-interest income . . . . . . . . . . . . . . .      $ 559          $ 514        $ 1,611     $ 1,650
Other non-interest income to average assets (annualized)      0.31%          0.36%          0.31%       0.42%

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The decreases in other non-interest income for the nine months ended September 30, 1996 were primarily attributable to $186,000 of interest received during the nine months ended September 30, 1995 in connection with a Federal income tax refund.

         Non-Interest Expense. Non-interest expense increased $2.3 million to $5.4 million for the three months ended September 30, 1996 compared to $3.1 million for the three months ended September 30, 1995, and increased $3.9 million to $12.3 million for the nine months ended September 30, 1996 compared to $8.4 million for the nine months ended September 30, 1995. The following table sets forth the percentage of non-interest expense to average assets.

                                                                THREE MONTHS                 NINE MONTHS
                                                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER  30,
                                                          ------------------------    -------------------------
                                                             1996          1995          1996          1995
                                                         -----------   -----------    -----------   -----------
                                                                          (DOLLARS IN THOUSANDS)
Non-interest expense  . . . . . . . . . . . . . . . . .    $ 5,375       $ 3,108       $ 12,264      $ 8,411
Non-interest expense to average assets (annualized) . .       3.00%         2.19%          2.39%        2.16%


         The increase in non-interest expense in both periods was primarily attributable to (i) a $2.0 million federal insurance special assessment in the three and nine months ended September 30, 1996 to recapitalize the SAIF; (ii) a $150,000 and a $1.0 million increase in compensation and other employee benefits to $1.8 million and $5.5 million for the three and nine months ended September 30, 1996, respectively, compared to $1.6 million and $4.5 million for the three and nine months ended September 30, 1995, respectively; and (iii) a $108,000 and a $400,000 increase in other non-interest expense to $856,000 and $2.5 million for the three and nine months ended September 30, 1996, respectively, compared to $748,000 and $2.1 million for the three and nine months ended September 30, 1995, respectively. The $2.0 million federal insurance special assessment was the result of legislation enacted effective September 30, 1996 that required SAIF member banks to pay a federal insurance special assessment of 65.7 cents per $100 of SAIF-assessable deposits as of March 31, 1995. The increases in compensation and other employee benefits for the three and nine months ended September 30, 1996 were due to normal salary increases, additional retirement plan expenses of $49,000 and $176,000, respectively, associated with the ESOP and the Deferred Compensation Plan, a decrease of $144,000 and an increase of $198,000, respectively, associated with the adoption of the BIP, and additional salary and employee benefit expense required to operate the offices acquired in the Branch Acquisitions consummated in July 1995. The increases in other non-interest expense included $7,000 and $180,000 for the amortization of intangibles related to the Branch Acquisitions, respectively.

         Income Taxes. Income taxes decreased $666,000 to $178,000 for the three months ended September 30, 1996, from $844,000 for the three months ended September 30, 1995, and decreased $1.3 million to $1.6 million for the nine months ended September 30, 1996, from $2.9 million for the nine months ended September 30, 1995. These decreases were primarily due to a decrease in income before income taxes along with a decrease in the effective income tax rate.
The effective income tax rates for the three months ended September 30, 1996 and 1995 were 23.1% and 36.5%, respectively, and for the nine months ended September 30, 1996 and 1995 were 32.3% and 38.6%, respectively. The decrease in the effective income tax rates was due primarily to a greater portion of interest income not being subject to state income taxes.

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

         The Bank is required to maintain minimum levels of liquid assets under the OTS regulations. Savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 5.00% of its average daily balance of net withdrawal accounts plus short-term borrowings. It is the Bank's policy to maintain its liquidity portfolio in excess of regulatory requirements. The Bank's liquidity ratios were 7.03% and 7.00% at September 30, 1996 and December 31, 1995, respectively.

         The Company's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1996 and December 31, 1995, cash and cash equivalents were $13.6 million and $13.5 million, respectively.

         Liquidity management for the Company is both an ongoing and long-term function of the Company's asset/liability management strategy. Excess funds generally are invested in short-term investments such as federal funds or overnight deposits at the FHLB-Chicago. Whenever the Company requires funds beyond its ability to generate them internally, additional sources of funds are available through FHLB-Chicago advances whereby the Company pledges its FHLB-Chicago stock, investment and mortgage-related securities and certain other assets, as well as through reverse repurchase agreements wherein the Company pledges mortgage-related securities. The Company utilizes its borrowing capabilities on a regular basis. At September 30, 1996, FHLB-Chicago advances were $248.1 million or 34.0% of total assets compared to $151.0 million or 24.3% of total assets at December 31, 1995. The $97.1 million increase in FHLB-Chicago advances during the nine months ended September 30, 1996 was primarily the result of the Company's leveraging strategy whereby proceeds from the additional FHLB advances were used to originate and purchase additional loans and mortgage-related securities. The borrowings from the FHLB-Chicago are generally short-term, with maturities of less than 90 days or have adjustable interest rate provisions. In a rising interest rate environment, such borrowings present the risk that upon adjustment or at their maturity dates, the interest rates on these borrowings may increase. At September 30, 1996, the Bank's remaining line of credit available with the FHLB-Chicago, which is limited to 35% of the Bank's total assets, was approximately $6.8 million. In future periods, the Company anticipates that it will fund its operating and investing activities primarily by using the proceeds from the sale of loans held-for-sale and securities available-for-sale. In addition, management of the Company may evaluate opportunities to acquire brokered deposits.

         The major sources of cash from financing activities for the nine months ended September 30, 1996 were the increases in deposits and FHLB-Chicago advances of $5.5 million and $97.1 million, respectively. The major sources of cash from financing activities for the nine months ended September 30, 1995 were the increase in deposits and FHLB advances of $54.3 million and $92.5 million, respectively. The increase in deposits for the nine months ended September 30, 1995 was primarily the result of the $55.5 million of deposits assumed in connection with the July 1995 Branch Acquisitions. The primary use of cash for the nine months ended September 30, 1996 was to pay cash dividends of $1.2 million on its shares of outstanding stock. The primary uses of cash for the nine months ended September 30, 1995, were to fund the purchase of $6.0 million of the Company's outstanding shares of common stock and the $4.2 million premium paid to acquire the $55.5 million of deposits assumed in the Branch Acquisition.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Operating activities resulted in net cash outflows during the nine months ended September 30, 1996, of $11.8 million and inflows of $11.1 million for the nine months ended September 30, 1995. Operating cash inflows included net income of $3.3 million and $4.6 million for the nine months ended September 30, 1996 and 1995, respectively, and proceeds from sales of loans of $7.6 million and $16.2 million for the nine months ended September 30, 1996 and 1995, respectively. The primary use of operating cash was loans originated for sale of $26.2 million and $10.6 million for the nine months ended September 30, 1996 and 1995, respectively.

         The primary investing activity of the Company was the origination and purchases of loans to be held-to-maturity and the purchase of mortgage-related securities. For the nine months ended September 30, 1996 and 1995, the Company originated loans to be held-to-maturity in the amount of $132.8 million and $129.1 million, respectively. Purchases of loans and mortgage-related securities totaled $45.1 million and $94.7 million for the nine months ended September 30, 1996 and 1995, respectively. Purchases of investment securities available-for-sale and Federal Home Loan Bank Stock totaled $6.7 million and $3.7 million for the nine months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, these activities were funded primarily by principal repayments and other reductions on loans and mortgage-related securities of $94.1 million and $65.2 million, respectively. Proceeds from calls of investment securities provided $2.0 million of cash inflows during the nine months ended September 30, 1996 and the sales of mortgage-related securities provided $11.0 million of cash inflows during the nine months ended September 30, 1995.

         At September 30, 1996, the Company had outstanding commitments to originate loans of $22.9 million, unused equity lines of credit of $3.8 million and $3.8 million of overdraft lines of credit, credit card lines and irrevocable letters of credit. The Company anticipates it will have sufficient funds available to meet its current loan origination and purchase commitments, including loan applications received and in process prior to the issuance of firm commitments. Certificates of deposit which are scheduled to mature in one year or less at September 30, 1996 were $180.3 million. Management believes that a significant portion of such deposits will remain with the Company.

         Shareholders' equity increased $2.4 million or 2.6% during the nine months ended September 30, 1996 to $97.8 million at September 30, 1996 due to the combined effects of $3.3 million of net income, $952,000 for the amortization of unearned ESOP compensation, $747,000 for the amortization of unearned BIP compensation, partially offset by payment of cash dividends of $1.2 million and a $1.3 million increase of net unrealized holding losses on securities available-for-sale, net of deferred income tax benefits. The ratio of total equity to assets was 13.42% and 15.34% at September 30, 1996 and December 31, 1995, respectively.

         The Board of Directors of the Company declared and paid cash dividends of $0.05 per share, or a total of $318,000, to shareholders of record on February 7, 1996, $0.07 per share, or a total of $450,000, to shareholders of record on May 3, 1996 and $0.07 per share or a total of $451,000, to shareholders of record on August 1, 1996. This resulted in a dividend payout ratio of 37.45% for the nine months ended September 30, 1996. Future payments of dividends will be subject to determination and declaration by the Company's Board of Directors, which will take into account the Company's financial condition, results of operations, tax considerations, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Company. There can be no assurance that dividends will in fact be paid on the Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

ASSET QUALITY

         Non-Performing Assets. Non-performing assets, which consist of non-accrual loans, foreclosed properties and repossessed assets, decreased $556,000 during the nine months ended September 30, 1996 to $215,000 at September 30, 1996, compared to $771,000 at December 31, 1995. The following table sets forth information with respect to the Company's non-performing assets for the periods indicated.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                                                  AT              AT                AT                AT                AT
                                             SEPTEMBER 30,     JUNE 30,         MARCH 31,        DECEMBER 31,      SEPTEMBER 30,
                                                 1996            1996              1995              1995              1995
                                               --------       ----------       ------------     --------------     ------------

                                                                            (DOLLARS IN THOUSANDS)
Non-accrual loans:
   Residential real estate  . . . . . . . .    $   88           $   89           $  396            $   372            $   767
   Non-residential and
     other real estate  . . . . . . . . . .        --               --               --                 --                 --
   Consumer . . . . . . . . . . . . . . . .        18               39               86                 77                 74
                                               ------           ------           ------            -------            -------
     Total non-accrual loans  . . . . . . .       106              128              482                449                841
Foreclosed property and
  repossessed assets  . . . . . . . . . . .       109              147              380                322                499
                                               ------           ------           ------            -------            -------
     Total non-performing assets  . . . . .    $  215           $  275           $  862            $   771            $ 1,340
                                               ======           ======           ======            =======            =======

Impaired loans  . . . . . . . . . . . . . .    $   --           $   --           $   --            $    --            $    --
                                               ======           ======           ======            =======            =======
Non-accrual loans as a percentage of
   gross loans receivable (1) . . . . . . .      0.02%            0.03%            0.10%              0.10%              0.18%
Non-performing assets as a
   percentage of total assets . . . . . . .      0.03             0.04             0.13               0.12               0.23
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

                                                                THREE MONTHS                 NINE MONTHS
                                                             ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                             -------------------         -------------------
                                                             1996           1995         1996          1995
                                                         -----------    -----------   -------       -----------
                                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period  . . . . . . . . . . . .      $  856      $   748          $   782      $  751
Charge-offs:
  Residential real estate   . . . . . . . . . . . . . .          --           --               (3)         (5)
  Non-residential and other real estate   . . . . . . .          --           --               --          --
  Consumer  . . . . . . . . . . . . . . . . . . . . . .         (36)          (4)             (60)        (30)
                                                             ------      -------          -------      ------
      Total charge-offs   . . . . . . . . . . . . . . .         (36)          (4)             (63)        (35)
Recoveries:
  Residential real estate   . . . . . . . . . . . . . .          --           --               --           3
  Non-residential and other real estate   . . . . . . .          --           --               --          --
  Consumer  . . . . . . . . . . . . . . . . . . . . . .           4            4                7           8
                                                             ------      -------          -------      ------
      Total recoveries  . . . . . . . . . . . . . . . .           4            4                7          11
                                                             ------      -------          -------      ------
         Net charge-offs  . . . . . . . . . . . . . . .         (32)          --              (56)        (24)
Provision charged (credited) to operations  . . . . . .          33           52              131          73
                                                             ------      -------          -------      ------
Balance at end of period  . . . . . . . . . . . . . . .      $  857      $   800          $   857      $  800
                                                             ======      =======          =======      ======
Period-end allowance as a percentage
  of period-end gross loan balance(1)   . . . . . . . .        0.16%        0.18%            0.16%       0.18%
Ratio of allowance to non-accrual loans . . . . . . . .      808.49        95.12           808.49       95.12
Ratio of net charge-offs to average
  loans outstanding(1)(2)   . . . . . . . . . . . . . .        0.03           --             0.02        0.01

-----------------------------------

(1)   Excludes loans held-for-sale.
(2)   Annualized.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ASSET/LIABILITY MANAGEMENT

     INTEREST RATE SENSITIVITY

         The Company's profitability, like that of most financial institutions, depends to a large extent upon its net interest income, which is the difference between its interest earned on interest-earning assets, such as loans and securities, and its interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Generally, the Company's net interest income improves during periods of relatively stable and declining interest rates and deteriorates during periods of increasing interest rates.

         The interest sensitivity gap represents the difference between interest-earning assets and interest-bearing liabilities which mature and/or reprice within specified intervals of time. The gap is considered to be positive when repriceable assets exceed repriceable liabilities and negative when the opposite situation exists. A relative measure of sensitivity is provided by the cumulative difference between interest-sensitive assets to interest-sensitive liabilities for a given time interval expressed as a percentage of total assets. Generally, sensitivity is measured for various intervals up to a period of ten years.

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

         The Company has adopted an interest rate risk policy statement to manage its exposure to interest rate risk and to ensure that such exposure is kept within pre-determined limits. At September 30, 1996, the Company's cumulative amount of interest-sensitive assets less interest-sensitive liabilities was a negative 21.18% of total assets for the one-year interval and a negative 8.10% of total assets for the three-year interval, compared to a negative gap position of 12.84% and 1.84%, respectively, at December 31, 1995. The Company recognizes the inherent risk in its interest-sensitive gap position, particularly in periods of fluctuating interest rates. The Company has implemented certain asset/liability maturity matching strategies, which include (i) the origination of mortgage loans with adjustable rate features,
(ii) increased emphasis on short-term consumer loans and equity lines of credit, and (iii) emphasis on lengthening the maturity of its deposits. However, during the nine months ended September 30, 1996, as part of its leveraging strategy, the Company purchased $27.7 million of mortgage-related securities with periodic interest rate adjustment features and funded these purchases with short term FHLB-Chicago advances. During the nine months ended September 30, 1996, the Company's negative gap position increased primarily as a result of the increase in loans held- for-sale and adjustable rate mortgage loans with periods to the initial adjustment date of greater than three years funded primarily with short-term FHLB-Chicago advances.

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The following table sets forth at September 30, 1996 the amount of interest-earning assets and interest-bearing liabilities maturing or repricing within the time periods indicated, based on the information and assumptions set forth in the notes thereto.

                                                                AMOUNT MATURING OR REPRICING
                                                --------------------------------------------------------------
                                                                   MORE THAN
                                                   WITHIN          ONE YEAR         MORE THAN
                                                  ONE YEAR      TO THREE YEARS     THREE YEARS       TOTAL
                                                ------------   ----------------   -------------    ---------
                                                                      (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Mortgage-related securities (1)(2)  . .        $   95,983       $   22,438       $   28,591     $  147,012
  First mortgage loans, excluding
    loans held-for-sale (1)(3)  . . . . .           169,094          136,598          128,180        433,872
  Loans held-for-sale (1)(4)  . . . . . .             2,386            4,192           15,297         21,875
  Other loans (1)   . . . . . . . . . . .            45,830           24,435            6,668         76,933
  Investment securities(2)  . . . . . . .             6,160            2,017           15,394         23,571
                                                 ----------       ----------       ----------     ----------
         Total  . . . . . . . . . . . . .           319,453          189,680          194,130        703,263

INTEREST-BEARING LIABILITIES:
  Deposits (5)  . . . . . . . . . . . . .           241,210           79,363           53,409        373,982
  FHLB advances   . . . . . . . . . . . .           232,600           15,000              450        248,050
                                                -----------       ----------       ----------     ----------
         Total  . . . . . . . . . . . . .           473,810           94,363           53,859        622,032
                                                -----------       ----------       ----------     ----------
Interest-earning assets over (under)
  interest-bearing liabilities  . . . . .        $ (154,357)      $   95,317       $  140,271     $   81,231
                                                 ==========       ==========       ==========     ==========
Cumulative gap  . . . . . . . . . . . . .        $ (154,357)      $  (59,040)      $   81,231
                                                 ==========       ===========      ==========
Cumulative gap as a percentage of
  total assets  . . . . . . . . . . . . .            (21.18)%          (8.10)%          11.15%
                                                 ==========       ==========       ==========

---------------------------------------------

(1) Based upon contractual maturity, repricing date, if applicable, scheduled repayments of principal and projected prepayments of principal based upon historical experience.

(2)   Balance excludes fair value adjustments.

(3) Balance has been reduced for undisbursed loan proceeds, which aggregated $11.1 million at September 30, 1996.

(4)   Balance excludes lower of cost or market adjustment of $351,000.

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

                  FIRST FEDERAL BANCSHARES OF EAU CLAIRE, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Certain shortcomings are inherent in the method of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans and mortgage-related securities, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable rate loans and mortgage-related securities in the Company's portfolios could decrease in future periods if market interest rates decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

FORWARD COMMITMENTS AND CERTAIN ASPECTS OF FIXED RATE MORTGAGE LOAN ORIGINATION PIPELINE

         The Company engages in certain activities to facilitate the sale of its originated mortgage loans held-for-sale. These activities are generally forward commitments to sell at a specified future date, fixed rate mortgage-related securities which are or will be formed from mortgage loans originated by the Company. Specifically, the Company originates mortgage loans which are subsequently delivered to the FHLMC and exchanged for FHLMC mortgage-related securities representing the mortgage loans which were delivered, and these securities then generally are used to satisfy the forward commitments. The use of such forward commitments presents a risk that if the Company is not able to deliver the mortgage-related securities on the specified delivery date, it may be required to repurchase the forward commitment at the then-current market price, which may be at an unfavorable price resulting in a possible loss. Management has attempted to address this risk by limiting the aggregate amount of forward commitments utilized at any given time, and generally limiting the length of time that such forward commitments remain outstanding to one month or less. Because the securities are formed from mortgage loans originated by the Company, the Company historically has been able to deliver mortgage-backed securities pursuant to the forward commitments and the parties with which the Company contracts have been able to fulfill the terms of the agreements. Additional risk exists between the time the mortgage-backed securities are formed and the time they are committed to be sold, as gains or losses may result during the period the securities are classified as trading and ultimately from selling the mortgage-backed securities at favorable or unfavorable prices, depending upon how interest rates moved during the time between when loans were committed and the time they were sold. The Company did not have any forward commitments to sell mortgage-related securities at September 30, 1996 or December 31, 1995, nor did the Company incur any losses during the nine months ended September 30, 1996 or 1995 as a result of the Company not being able to fulfill any forward commitments.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 None

         (b)     Reports on Form 8-K

                 On September 19, 1996, Registrant filed a Form 8-K to report that it had entered into an Agreement and Plan of Merger, dated September 16, 1996, with Mutual Savings Bank and First Federal Merger Corp. A copy of the Agreement and Plan of Merger and a Stock Option Agreement were filed as exhibits to the Form 8-K.

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


                                                        FIRST FEDERAL BANCSHARES
                                                          OF EAU CLAIRE, INC.



Dated:   November 13, 1996                         By:      /s/ Donald T. Tietz
                                                            --------------------------------------------------------------
                                                            Donald T. Tietz, President
                                                            (Chief Executive Officer)



Dated:   November 13, 1996                         By:      /s/ Jerome A. Reinecke
                                                            ---------------------------------------------------------------
                                                            Jerome A. Reinecke, Vice President
                                                            (Principal Financial and Accounting Officer)
